Form 10-Q
period 1996-06-30
FFVA FINANCIAL CORP
filed 1996-08-13
CIK 924285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

                         Commission file number 0-24668

                           FFVA FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
               (exact name of registrant specified in its charter)


          Virginia                                      74-2712490
- --------------------------------            ------------------------------------
(state or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


925 Main Street, Lynchburg, Virginia                     24504
- ----------------------------------------               ----------
(address of principal executive offices)               (Zip Code)


                                 (804) 845-2371
- --------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)       No  (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class $.10 par value common stock 5,110,952 shares outstanding as of
                                 August 1, 1996
- --------------------------------------------------------------------------------



                               Page 1 of 17 Pages

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY

                                    FORM 10-Q

                                      Index
                                      -----

Part I            Financial Information                                                           Page
- ------            ---------------------                                                           ----

Item 1.           Financial Statements (unaudited)

                  Consolidated Statements of Financial Condition as of
                  June 30, 1996 and December 31, 1995                                             3

                  Consolidated Statements of Income for the Three and Six
                  Month Periods ended June 30, 1996 and 1995                                      4

                  Consolidated Statements of Changes in Stockholders'
                  Equity for the Six Months ended June 30, 1996 and 1995                          5

                  Consolidated Statements of Cash Flows for the Six
                  Months ended June 30, 1996 and 1995                                             6

                  Notes to Consolidated Financial Statements                                      8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            10


Part II           Other Information
- -------           -----------------

Item 1            Legal Proceedings                                                              15

Item 2            Changes in Securities                                                          15

Item 3            Defaults upon Senior Securities                                                15

Item 4            Submission of Matters to a Vote of Security Holders                            15

Item 5            Other Information                                                              15

Item 6            Exhibits and Reports on Form 8-K                                               15

                  Signature Page                                                                 17



                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                                              June 30,  December 31,
                                                                                1996        1995
                                                                              --------  ------------
                                                                                     (unaudited)

ASSETS

Cash and cash equivalents                                                   $   9,504    $   7,683
Investment securities, held to maturity (Estimated market of $37,067
 at June 30, 1996 and $34,045 at December 31, 1995)                            37,339       33,314
Investment securities, available for sale, at market                           32,506       34,724
Investment securities, restricted, at cost                                      3,268        3,075
Mortgage-backed securities, held to maturity (Estimated market of $42,176
 at June 30, 1996 and $36,471 at December 31, 1995)                            42,434       35,946
Mortgage-backed securities, available for sale, at market                      80,780       78,844
Loans receivable, net                                                         303,720      291,215
Foreclosed real estate                                                            -            -
Property and equipment, net                                                     6,315        5,665
Accrued interest receivable                                                     4,309        4,092
Deferred income taxes                                                             552         --
Prepaid expenses and other assets                                                 416        1,004
Goodwill                                                                        1,668        1,728
                                                                            ---------    ---------
     Total assets                                                           $ 522,811    $ 497,290
                                                                            =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                                                                    $ 386,243    $ 377,975
Advances from Federal Home Loan Bank and other borrowed funds                  52,813       29,250
Advances from borrowers for taxes and insurance                                 1,021        1,071
Other liabilities                                                               1,292          935
                                                                            ---------    ---------
     Total liabilities                                                        441,369      409,231
                                                                            ---------    ---------



Stockholders' equity
Preferred stock, $.10 par value, 500,000 shares authorized, none issued           -            -
Common stock, $.10 par value, 11,500,000 shares authorized,
 5,180,952 and 2,851,832 outstanding, respectively                                518          285
Additional paid-in capital                                                     49,655       55,057
Less unearned ESOP  and MSBP shares                                            (4,065)      (4,615)
Retained earnings, substantially restricted                                    34,840       35,824
Unrealized gain (loss) on assets available for sale, net of taxes                 494        1,508
                                                                            ---------    ---------
     Total stockholders' equity                                                81,442       88,059
                                                                            ---------    ---------
     Total liabilities and stockholders' equity                             $ 522,811    $ 497,290
                                                                            =========    =========



See Notes to Consolidated Financial Statements

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)

                                                             For the three months  For the six months
                                                                 ended June 30,      ended June 30,
                                                                 1996      1995    1996      1995
                                                                 ----      ----    ----      ----
                                                                            (unaudited)

INTEREST INCOME
   Loans                                                       $ 6,674   $ 6,309   $13,282   $12,119
   Mortgage-backed securities                                    2,158     1,759     4,256     3,061
   U. S. Government obligations, agencies, and
    other investments including overnight deposits               1,323     1,353     2,603     2,849
                                                               -------   -------   -------   -------

       Total interest income                                    10,155     9,421    20,141    18,029
                                                               -------   -------   -------   -------
INTEREST EXPENSE
   Deposits                                                      4,534     4,164     9,173     8,030
   Borrowed money                                                  681       644     1,241       881
                                                               -------   -------   -------   -------
       Total interest expense                                    5,215     4,808    10,414     8,911
                                                               -------   -------   -------   -------

       Net interest income                                       4,940     4,613     9,727     9,118
PROVISION FOR CREDIT LOSSES                                        -          75        60       150
                                                               -------   -------   -------   -------

       Net interest income after provision for credit losses     4,940     4,538     9,667     8,968
                                                               -------   -------   -------   -------

NONINTEREST INCOME
   Service charges and fees on loans                               130        83       225       168
   Net gain (loss) on sale of investments                          -          52        91        98
   Net gain (loss) on sale of equipment                            -         -           1       -
   Other income                                                    160        90       306       189
                                                               -------   -------   -------   -------
       Total noninterest income                                    290       225       623       455
                                                               -------   -------   -------   -------

NONINTEREST EXPENSES
   Compensation and other personnel costs                        1,499     1,279     2,949     2,420
   Office occupancy and equipment                                  245       218       485       440
   Federal insurance of accounts                                   204       191       407       381
   Data processing                                                 221       181       464       365
   Advertising                                                      91        89       177       158
   Net loss on foreclosed real estate                                2       -           2       -
   Other                                                           369       262       716       549
                                                               -------   -------   -------   -------
        Total noninterest expense                                2,631     2,220     5,200     4,313
                                                               -------   -------   -------   -------


       Income before income tax expense                          2,599     2,543     5,090     5,110
       Income tax expense                                          889       940     1,771     1,875
                                                               -------   -------   -------   -------

       Net Income                                              $ 1,710   $ 1,603   $ 3,319   $ 3,235
                                                               =======   =======   =======   =======

       Primary earnings per share                              $   .32   * $ .27   $ .62     * $.54
       Fully diluted earnings per share                        $   .32   * $ .27   $ .61     * $.54
       Cash dividends paid per common share                    $   .10   * $.075   $.175     * $.15

*  Restated for two-for-one stock split paid June 5, 1996.


See Notes to Consolidated Financial Statements

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                    unaudited

                                                                            Unrealized
                                                                            Gain (Loss)
                                                    Additional              on Assets    Unearned   Unearned
                                           Common     Paid-In   Retained    Available      ESOP       MSBP
Six Months Ended June 30, 1995:            Stock      Capital   Earnings  For Sale, Net   Shares     Shares      Total
                                       ---------------------------------------------------------------------------------

Balance at December 31, 1994            $    315    $ 60,714    $ 33,822    $ (1,320)   $ (2,672)        -      $ 90,859

  Net Income                                 -           -         3,235         -           -           -         3,235

  Change in unrealized gain (loss) on
    assets available for sale, net           -           -           -         1,619         -           -         1,619

  Repurchase of common stock                 (15)     (2,892)     (1,266)        -           -           -        (4,173)

  Cash dividends paid                        -           -          (906)        -           -           -          (906)
                                       ---------------------------------------------------------------------------------

Balance at June 30, 1995                $    300    $ 57,822    $ 34,885    $    299    $ (2,672)        -      $ 90,634
                                        ================================================================================



Six months ended June 30, 1996:


Balance at December 31, 1995            $    285    $ 55,057    $ 35,824    $  1,508    $ (2,339)   $ (2,276)   $ 88,059

  Net Income                                 -           -         3,319         -           -           -         3,319

  Change in unrealized gain (loss) on
     assets available for sale, net          -           -           -        (1,014)        -           -        (1,014)

  Allocation of unearned MSBP
    shares                                   -           (97)        -           -           -           550         453

  Exercise of stock options                  -            25         -           -           -           -            25

  Two-for-one stock split                    271        (271)        -           -           -           -           -

  Repurchase of common stock                 (38)     (5,059)     (3,374)        -           -           -        (8,471)

  Cash dividends paid                        -           -          (929)        -           -           -          (929)
                                       ---------------------------------------------------------------------------------

Balance at June 30, 1996                $    518    $ 49,655    $ 34,840    $    494    $ (2,339)     (1,726)   $ 81,442
                                       =================================================================================

See Notes to Consolidated Financial Statements

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                         Six months ended June 30,
                                                                             1996         1995
                                                                            ------       ------
                                                                               (unaudited)

OPERATING ACTIVITIES
Net income                                                                 $  3,319    $  3,235
Adjustments to  reconcile  net  income
to  net  cash  provided  by  operating activities:
  Provision for credit losses                                                    60         150
  Gain on sale of equipment                                                      (1)        -
  Provision for depreciation and amortization                                   290         197
  Amortization of premium on sale of loans                                       12          14
  Realized investment security gains                                            (91)        (98)
  Loss on sale of foreclosed real estate                                          2         -
  Increase in interest receivable                                              (217)       (343)
  (Increase) decrease in other assets                                           588        (462)
  Increase in other liabilities                                                 345       1,890
                                                                           --------    --------

          Net cash provided by operating activities                           4,307       4,583
                                                                           --------    --------

INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity            4,048       4,208
Purchases of investment securities held to maturity and FHLB stock           (8,266)     (8,990)
Proceeds from sales of investment securities available for sale               6,661      12,143
Purchases of investment securities available for sale                        (4,790)        (65)
Proceeds from collections on mortgage-backed securities held to maturity      3,641       2,106
Purchases of mortgage-backed securities held to maturity                    (10,129)    (13,035)
Proceeds from sales of mortgage-backed securities available for sale         11,731         620
Purchases of mortgage-backed securities available for sale                  (14,833)    (27,798)
Net increase in loans receivable                                            (12,577)    (19,869)
Purchases of premise and equipment                                             (879)       (177)
Purchases of foreclosed real estate                                             (49)        -
Proceeds from sales of foreclosed real estate                                    47         -
                                                                           --------    --------

          Net cash used by investing activities                             (25,395)    (50,857)
                                                                           --------    --------

                                                                    (continued)

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (In Thousands)

                                                                        Six months ended June 30,
                                                                            1996         1995
                                                                           ------       ------
                                                                               (unaudited)

FINANCING ACTIVITIES
Net increase in deposit accounts                                           $  8,268    $ 12,028
Proceeds from advances and other borrowed money                              38,882      32,880
Repayments of advances and other borrowed money                             (15,319)     (4,880)
Repurchase of common stock                                                   (8,471)     (4,173)
Proceeds from the exercise of options                                            25         -
Allocation of MSBP Shares                                                       453         -
Payment of cash dividend                                                       (929)       (906)
                                                                           --------    --------

          Net cash provided by financing activities                          22,909      34,949
                                                                           --------    --------

          Increase (decrease) in cash and cash equivalents                    1,821     (11,325)

Cash and cash equivalent at beginning of period                               7,683      16,387
                                                                           --------    --------

Cash and cash equivalent at end of period                                  $  9,504    $  5,062
                                                                           ========    ========



Supplemental disclosures
Gross unrealized gain (loss) on assets available for sale                  $    772    $    460
Deferred income tax                                                            (278)       (161)
                                                                           --------    --------
     Net unrealized gain (loss) on assets available for sale               $    494    $    299
                                                                           ========    ========



Cash paid for:
     Interest on deposits and borrowed funds                               $ 10,370    $  8,900
     Income taxes                                                          $  1,569    $  1,618





See Notes to Consolidated Financial Statements

FFVA FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 1996 and 1995

(1)  Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of FFVA Financial Corporation ("the Company") and its wholly owned subsidiary, First Federal Savings Bank of Lynchburg ("the Bank"). The Company's business is conducted principally through the Bank. All material intercompany balances and transactions have been eliminated in the consolidation.

(2)  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 of FFVA Financial Corporation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1996.

(3)  Conversion to Stock Ownership

On October 12, 1994, the Company issued 3,151,832 (pre-split) shares of $.10 par value common stock at $20 per share and became the Parent Company of the Bank. Net proceeds, after deducting conversion expenses of $2.0 million, were $61.1 million and are reflected as common stock and additional paid in capital in the accompanying consolidated statements of financial condition.

As part of the conversion to stock form, the Bank formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP purchased 157,467 (pre-split) common shares of the company issued in the conversion, which was funded by a loan from the Company. There are currently 233,852 shares of unallocated stock securing the loan. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as a reduction of the stockholders' equity in the consolidated balance sheet.

(4)  Stock Split

On June 5, 1996, the Company's stock split two-for-one as the result of the payment of a 100% stock dividend. References to the number of shares outstanding and earnings per share for periods presented prior to the stock split have been adjusted to reflect the effect of the stock split unless otherwise noted.

(5)  Stock Repurchase and Retirement

On June 3, 1996, the Company received approval to repurchase up to 10% of the company's outstanding shares of common stock. During the month of June 1996, the Company repurchased 246,712 shares of common stock at an average price of $17.08 per share. In accordance with the Laws of Virginia, this stock was retired, resulting in a reduction in the number of common shares reported as issued and outstanding at June 30, 1996 to 5,180,952 shares. As a result of the repurchase, common stock was reduced $25,000, additional paid-in capital was reduced $2.4 million and retained earnings were reduced $1.8 million to reflect the elimination of the shares. For the six month period ending June 30, 1996, the Company had repurchased and retired a total of 524,712 shares of stock.

(6)  Management and Stock Option Plans

During  1995,  the Company  formed a Management  and  Director  Stock Bonus Plan
(MSBP). Under the plan, common stock is available for issuance to directors and personnel in key positions of responsibility. A total of 49,428 (adjusted for split) shares were distributed on April 27, 1996. As of June 30, 1996, a total of 196,000 shares remain allocated to directors and personnel with distribution scheduled annually until April 27, 2000. The Company currently holds 121,320 shares at an average purchase price of $14.23 for future distribution. These undistributed shares have been accounted for as a reduction of the stockholders' equity in the consolidated balance sheet.

The Company also implemented a stock option plan during 1995. This plan provides for the granting to directors and personnel in key positions of responsibility 630,366 options to purchase common stock at a price of $12.50 per share (the closing market price of the stock on the date of approval, adjusted for the effect of the stock split). The options vest over a five year period, with the first options having vested on April 27, 1996. There are currently 121,552 vested options outstanding.

(7)  Earnings Per Share

Earnings per share of common stock for the three and six month periods ended June 30, 1996 and 1995 has been determined by dividing the net income for the periods by the calculated weighted average number of shares of common stock and common stock equivalents outstanding. In accordance with Statement of Position 93-6, shares controlled by the ESOP are not considered in the weighted average number of shares outstanding until the shares are committed for allocation to an employee's individual account. Earnings per share amounts for prior periods have been restated to reflect the two-for-one stock split paid June 5, 1996.


(8)  Commitments and Contingencies

At June 30, 1996, the Company had outstanding commitments to originate mortgage loans of $4.2 million. Unused consumer, equity and commercial lines of credit available to customers were $19.2 million at June 30, 1996. The Company had outstanding commitments to purchase $5.0 million mortgage backed securities and a $5.3 million package of adjustable single-family mortgage loans at June 30, 1996.

The company opened its new branch office in the Amelon Shopping Center in Amherst County in June 1996.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition
- ------------------------------

Total assets of the Company increased by $25.5 million, or 5.13%, from $497.3 million at December 31, 1995 to $522.8 million at June 30, 1996. The increase in total assets during the first six months of 1996 was due primarily to the purchase of mortgage-backed securities and an increase in the balance of net loans receivable.

Cash and cash equivalents increased by $1.8 million, or 23.38%, to $9.5 million at June 30, 1996. Investment securities increased by $2.0 million, or 2.81%, to $73.1 million at June 30, 1996. At June 30, 1996, $40.6 million of the Company's investment securities (which include restricted securities totalling $3.3 million) were classified as held to maturity and $32.5 million of investment securities were classified as available for sale. Mortgage-backed securities increased by $8.4 million, or 7.32%, to $123.2 million at June 30, 1996. At June 30, 1996, $42.4 million of the Company's mortgage-backed securities were classified as held to maturity, and $80.8 million of mortgage-backed securities were classified as available for sale. During the six month period ending June 30, 1996, the bank purchased $14.8 million fixed rate mortgage-backed securities and $10.1 million of fixed rate collateralized mortgage obligations (CMO's).

Loans receivable, net, increased by $12.5 million, or 4.29%, to $303.7 million at June 30, 1996 compared to $291.2 million at December 31, 1995. The increase is largely due to management's increased emphasis on expanding its consumer loan portfolio.

Deposits increased by $8.2 million, or 2.17%, from $378.0 million at December 31, 1995 to $386.2 million at June 30, 1996.

FHLB Advances and Other Borrowed Money increased by $23.5 million, or 80.20%, to $52.8 million at June 30, 1996, compared to $29.3 million at December 31, 1995. During the period, the Company increased its net outstanding FHLB Advances by $3.8 million. The company also entered into reverse repurchase agreements with a regional bank. The balance outstanding under reverse repurchase agreements at June 30, 1996 was $19.8 million. Funds from the additional borrowings were used to fund the purchase of mortgage backed securities and collateralized mortgage obligations.

Equity decreased by $6.7 million, or 7.60%, from $88.1 million at December 31, 1995 to $81.4 million at June 30, 1996. The decrease was primarily a result of the company's decision to repurchase and retire 525,000 shares of common stock, reducing equity by $8.5 million. This was partially offset by net income of $3.3 million during the six month period, and an increase resulting from the first allocation of the MSBP plan shares. The market value of available for sale securities, net of taxes decreased $1.0 million during the six month period. Equity decreased $929,000 as the result of the Company paying a $.075 per share dividend for the first quarter of 1996 and a $.10 per share dividend for the second quarter of 1996.

Comparison  of Results of  Operation  for the Three  Months and Six Months ended
- --------------------------------------------------------------------------------
June 30, 1996 and 1995.
- -----------------------

Net Income

The Company reported net income of $1.7 million and $1.6 million for the three months ended June 30, 1996 and 1995, respectively, and $3.3 million and $3.2 million for the six months ended June 30, 1996 and 1995 respectively. The $100,000, or 6.25%, increase in net income for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 was due primarily to a $327,000 increase in net interest income, a $65,000 increase in noninterest income and a $51,000 decrease in income tax expense. This was partially offset by a $411,000 increase in noninterest expense.

Net income for the six month period ended June 30, 1996 reflected an increase of $84,000, or 2.6% over the net income reported for the same period in 1995. The increase can be attributed to a $609,000 increase in net interest income, a $90,000 decrease in the provision for credit losses, and a $168,000 increase in noninterest income. This was offset by a $887,000 increase in noninterest expense. Income tax expense decreased $104,000 due to the tax treatment of certain employee benefit plan expenditures that were funded for the first time during the six month period ending June 30, 1996.

Net Interest Income

Net interest income increased by $327,000, or 6.50%, in the three months ended June 30, 1996 to $4.9 million compared to $4.6 million in the same period in 1995. Net interest income increased by $609,000 for the six month period ended June 30, 1996 when compared to the six month period ended June 30, 1995 from $9.1 million to $9.7 million. The Company's interest rate spread and net interest margin were 3.28% and 3.94%, and 3.23% and 3.92%, respectively, during the three and six month periods ended June 30, 1996. This compares to an interest rate spread and net interest margin of 3.07% and 3.96%, and 3.17% and 4.06%, respectively, for the three and six month periods ended June 30, 1995.

Provision for Credit Losses

Based on managements' evaluation of the loan portfolio, the Company recorded a provision for credit losses of $75,000 for the three month period ending June 30, 1995. No provision for credit loss was recorded for the three month period ended June 30, 1996. For the six month period ended June 30, 1996, the Company recorded a provision for credit losses of $60,000, a decrease of $90,000 from the $150,000 recorded for the six month period ending June 30, 1995. The allowance for credit losses at June 30, 1996 totaled $3.3 million or 1.08% of gross loans receivable.

Noninterest Income

Noninterest income increased $65,000 for the three month period ended June 30, 1996 to $290,000 from $225,000 for the comparable period in 1995. The increase in noninterest income was primarily attributable to an increase in service charges and fees on loans of $47,000 and an increase of $70,000 in other income for the three months ended June 30, 1996 over the comparable prior year period. This was partially offset by a decrease of $52,000 in the gain on sale of investments category. Noninterest income increased $168,000 for the six month period ended June 30, 1996 to $623,000 from $455,000 for the comparable 1995 period. For the six month period ended June 30, 1996, the bank recorded an increase of $57,000 in service charges and fees on loans and an increase of $117,000 in other income over the amounts recorded for the six month periods ended June 30, 1995.

Noninterest Expense

Noninterest expense increased $411,000, or 18.68%, for the three month period ending June 30, 1996 compared to the three month period ended June 30, 1995 from $2.2 million to $2.6 million. Noninterest expense increased $887,000, or 20.87%, for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995 from $4.3 million to $5.2 million. The increase resulted from an increase in compensation and other personnel costs and other expenses during 1996. For the three month period ending June 30, 1996, compensation and other personnel costs increased $220,000, or 17.20%, and for the six month period ending June 30, 1996 compensation and other personnel costs increased $529,000, or 21.86%, over the comparable prior periods. This increase can be attributed primarily to an increase in the number of employees as a result of the opening of two new branch offices in Keysville and Amherst. With the addition of these branches, the company also experienced higher data processing costs and office/occupancy expenses. Data processing costs were also increased as a result of the installation of additional Automated Teller Machines. In addition, other expenses increased $107,000, or 40.84% to $369,000 for the three month period ended June 30, 1996 from $262,000 for the three month period ended June 30, 1995. Other expenses for the six month period ended June 30, 1996 increased $167,000, or 30.42% to $716,000 from $549,000 for the period ended June 30, 1995.
                                       11

Income Tax Expense

The company recognized income tax expense of $889,000 for the three months ended June 30, 1996 compared to $940,000 for the comparable period in 1995. For the six months ended June 30, 1996 and 1995, the Company recognized income tax expense of $1.8 million and $1.9 million, respectively. Such decreases in income tax expenses during the three and six month periods ended June 30, 1996 primarily reflect the tax treatment of certain employee benefit plan expenditures that were funded for the first time during the six month period ending June 30, 1996.

Liquidity and Capital Resources
- -------------------------------

The Bank's liquidity is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits to fund cash requirements experienced in the normal course of business. The Bank has been able to generate sufficient cash through its deposits as well as borrowings (consisting primarily of advances from the FHLB of Atlanta and reverse repurchase agreements with other banks). At June 30, 1996, the Bank had $33.0 million of outstanding advances from the FHLB of Atlanta and $19.8 million of reverse repurchase agreements with other banks.

Liquidity management is both a daily and long-term function of business management. Excess cash is generally invested in overnight deposits. On a longer-term basis, the Bank maintains a strategy of purchasing investment securities and mortgage-backed securities. The Bank attempts to ladder the maturities of its investment portfolio to provide an ongoing source of liquidity. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 1996, the total approved loan commitments outstanding amounted to $4.2 million. At the same date, commitments under unused lines of credit amounted to $19.2 million. The Company had also committed to purchase $5.3 million of adjustable single-family mortgage loans. Certificates of deposit scheduled to mature in one year or less at June 30, 1996 totaled $157.8 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank had an average liquidity ratio of 15.32% during the quarter ended June 30, 1996, which exceeded the required minimum liquid asset ratio of 5.0%.

The bank currently pays an insurance premium to the Federal Deposit Insurance Corporation ("FDIC") equal to .23% of its total deposits. Effective January 1, 1996, the FDIC lowered the annual insurance premium for most members of the Bank Insurance Fund ("BIF"), primarily commercial banks, to $2,000. This reduction in insurance premiums for BIF members could place Savings Association Insurance Fund ("SAIF") members, such as the Bank, at a material competitive disadvantage to BIF members and could have a material adverse effect on the results of operations and financial condition of the Bank in future periods. The disparity in insurance premiums between those required for the Bank and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that possible for the Bank and put competitive pressure on the Bank to raise its interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits.

Several alternatives to mitigate the effect of the BIF/SAIF insurance pre-mium disparity have been proposed by the U.S. Congress, federal regulators, industry lobbyists and the Administration. One plan that has gained support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one time fee of up to 85 basis points on the amount of deposits held by the member institution as of September 30, 1995 to recapitalize the SAIF. If this proposal is enacted by Congress, the payment of approximately $2.0 million after taxes would be immediately charged to earnings. In addition, equity would be reduced by the same amount.

Management of the Bank is unable to predict when and if this proposal or a similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

At June 30, 1996, the Bank had regulatory capital which was well in excess of applicable limits. At June 30, 1996, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets, and risk-based capital of 8.0% of adjusted risk-weighted assets. At June 30, 1996, the Bank's tangible capital was $70.9 million, or 13.58% of adjusted total assets, core capital was $70.9 million, or 13.58% of adjusted total assets and risk-based capital was $74.2 million, or 26.98% of adjusted risk-weighted assets, exceeding the requirements by $63.1 million, $55.3 million, and $52.2 million, respectively.

Average Balance Sheet

The following table sets forth certain information relating to the Savings Bank's statements of financial condition and the statements of income for the three and six month periods ended June 30, 1996 and 1995 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets and liabilities, respectively, for the periods shown. Average balances are derived from month end balances. Management does not believe that the use of month end balances instead of average daily balances has caused any material difference in the information presented. The average balances of loans receivable include loans on which the Savings Bank has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields. Market value adjustments recorded in compliance with SFAS 115 are not considered when computing the yields and average balances of securities.

                                      For the Three Months ended June 30,                For the Six Months ended June 30,
                                      1996                       1995                      1996                     1995
                                     ------                      -----                    ------                   -----
                                             Average                   Average                   Average                   Average
                          Average            Yield/   Average          Yield/   Average           Yield/  Average           Yield/
                          Balance   Interest  Cost    Balance Interest  Cost    Balance Interest   Cost   Balance  Interest  Cost
                          -------   --------  ----    ------- --------  ----    ------- --------   ----   -------  --------  ----
Assets:                                                                  (Dollars in Thousands)
Interest-
earning assets:
  Mortgage loans,
    net.................. $276,766   $6,109    8.83% $266,491  $5,922     8.89% $275,381 $12,210    8.87%  $261,804  $11,399   8.71%
  Consumer and other
    loans, net...........   23,648      565    9.56    15,148     387    10.22    22,470   1,072    9.54     14,198      720  10.14
  Mortgage-backed and
    related
    securities(1)........  123,742    2,158    6.97   102,835   1,759     6.84   122,532   4,256    6.95     89,240    3,061   6.86
  Overnight and
    short term
    deposits.............    2,806       51    7.27     5,390      93     6.90     3,593     110    6.12      7,120      252   7.08
  Investment
    securities
    (1)(2)...............   73,906    1,272    6.88    75,552   1,260     6.67    71,607   2,493    6.96     77,142    2,597   6.73
                          --------    -----          --------   -----           --------  ------           --------   ------
      Total interest-
        earning assets...  500,868   10,155    8.11   465,416   9,421     8.10   495,583  20,141    8.13    449,504   18,029   8.02
                                     ------                    ------                    -------                     -------
Noninterest-earning
  assets.................   18,432                     12,860                     18,319                     13,297
                          --------                   --------                   --------                   --------
      Total assets....... $519,300                   $478,276                   $513,902                   $462,801
                          ========                   ========                   ========                   ========
Liabilities and
Equity Capital:
 Interest-bearing
 liabilities:
  Deposits:
   Transaction
     accounts............ $ 82,379      573    2.78  $ 77,868     648     3.33  $ 81,897   1,175    2.87   $ 78,724    1,292   3.28
   Savings and
    certificates.........  300,344    3,961    5.28   264,096   3,516     5.33   298,797   7,998    5.35    261,276    6,738   5.16
                          --------    -----           -------   -----           --------  ------           --------   ------
      Total deposits.....  382,723    4,534    4.74   341,964   4,164     4.87   380,694   9,173    4.82    340,000    8,030   4.72
  FHLB advances and
    other borrowings.....   49,116      681    5.55    40,220     644     6.40    44,786   1,241    5.54     27,804      881   6.34
                           -------   ------          --------  ------            -------  ------           --------   ------
      Total interest-
        bearing
        liabilities......  431,839    5,215    4.83   382,184   4,808     5.03   425,480  10,414    4.90    367,804    8,911   4.85
                                      -----                     -----                    -------                      ------
Other liabilities........    3,325                      3,647                      3,283                      3,132
                          --------                   --------                   --------                   --------
      Total liabilities..  435,164                    385,831                    428,763                    370,936
                          --------                   --------                   --------                   --------
Equity capital...........   84,136                     92,445                     85,139                     91,865
                          --------                   --------                   --------                   --------
      Total liabilities
       and equity
       capital........... $519,300                   $478,276                   $513,902                   $462,801
                          ========                   ========                   ========                   ========
Net interest income/
  interest rate
  spread(3)..............           $ 4,940    3.28%         $ 4,613     3.07%           $ 9,727    3.23%            $ 9,118   3.17%
                                     ======                   ======                      ======                     =======
Net earning assets/
   net interest
   margin(4).............  $69,029             3.94% $83,232             3.96%  $70,103            3.92%   $81,700             4.06%
                          ========                  ========                   ========                   ========
Ratio of interest-
   earning assets to
   interest-bearing
   liabilities...........  115.98%                    121.78%                    116.48%                    122.21%
                           ======                     ======                     ======                     =======

- ----------------------------------------------
(1)  Includes assets available for sale.
(2)  Includes FHLB-Atlanta stock.
(3)  Interest-rate  spread represents the difference between the average rate on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(4) Net interest margin represents the net interest income before the provision for credit losses divided by average interest-earning assets.

FFVA FINANCIAL CORPORATION AND SUBSIDIARY
PART II-OTHER INFORMATION


Item 1       Legal Proceedings
             -----------------

             The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time the Savings Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

Item 2       Changes in Securities
             ---------------------

             Not Applicable

Item 3       Defaults Upon Senior Securities
             -------------------------------

             Not Applicable

Item 4       Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             see separate sheet

Item 5       Other Information
             -----------------

             None

Item 6       Exhibits and reports on Form 8-K
             --------------------------------

                 (a) Exhibits:
                     11 Statement regarding computation of per share earnings 27 Financial data schedule

                 (b) Reports on Form 8-K:

                     In a report on form 8-K dated April 25, 1996 under Item 5, Other Events, the Company reported that its Board of Directors had declared a two-for-one stock split to be effected in the form of a 100% stock dividend.

                     In a report on form 8-K dated June 3, 1996 under Item 5, Other Events, the Company announced that it had received the necessary approvals to implement a 10% stock repurchase program.Such repurchases would be made in the open market, subject to stock availability.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------



The Annual Meeting of Stockholders of FFVA Financial Corporation was held April 25, 1996 in Lynchburg Virginia for the purpose of electing three individuals to the Board of Directors, and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

All of Management's nominees for directors as listed in the proxy statement were elected with the following vote:


                                Shares             Shares             Shares

                                voted              voted               not

                                 for              withheld            voted               Total(1)
                          ------------------------------------------------------------------------------

James L. Davidson, Jr.     2,301,630               23,043        388,159            2,712,832

V. Howard Belcher          2,300,880               23,793        388,159            2,712,832

James K. Candler           2,301,480               23,193        388,159            2,712,832


In addition to the directors elected above, the following directors continued in office: Thomas O. Doyle, Edward A. Hunt, Jr., Thomas P. Whitten, John W. Ferguson, Jr., James E. McCausland, and Charles R.W. Schoew.



The ratification of Cherry, Bekaert, and Holland as independent auditors of FFVA Financial Corporation for the fiscal year ending December 31, 1996 was approved by the following vote:


  Shares                    Shares                                             Shares

  voted                      voted                    Shares                     not

   for                      against                  abstained                  voted                     Total(1)
- --------------------------------------------------------------------------------------------------------------------------------

2,294,550                23,335                       5,788                  389,159                   2,712,832

There were no broker non-votes for either matter.

- ---------------------

(1)  Not adjusted for the two-for-one stock split paid June 5, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FFVA FINANCIAL CORPORATION




Dated:    August 9, 1996         /s/ James L. Davidson, Jr.
          --------------             James L. Davidson, Jr.
                                     President and Chief Executive Officer




Dated:    August 9, 1996         /s/ Ronald W. Neblett,CPA
          --------------             ----------------------
                                     Ronald W. Neblett, CPA
                                     Senior Vice-President, Treasurer, and
                                     Chief Financial Officer