Form 10-Q
period 1996-09-30
FFVA FINANCIAL CORP
filed 1996-11-13
CIK 924285

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

(X)   QUARTERLY   REPORT   PURSUANT   TO   SECTION   13  OR  15   (d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934
For    the     quarterly     period    ended     September     30,    1996
                                            ------------------------------

                                       OR

( )   TRANSITION   REPORT   PURSUANT   TO   SECTION   13  OR  15  (d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------    -------------------


                         Commission file number 0-24668



                           FFVA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
               (exact name of registrant specified in its charter)



                Virginia                                  74-2712490
--------------------------------------------------------------------------------
(state or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



925 Main Street, Lynchburg, Virginia                        24504
--------------------------------------------------------------------------------
(address of principal executive offices)                  (Zip Code)



                                 (804) 845-2371
               ---------------------------------------------------
               (Registrant's telephone number including area code)



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

         Class $.10 par value common stock 5,022,552 shares outstanding as of November 1, 1996
                             ----------------------


                               Page 1 of 16 Pages

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY

                                    FORM 10-Q

                                      Index
                                      -----

Part I      Financial Information                                           Page
------      ---------------------                                           ----

Item 1.     Financial Statements (unaudited)

            Consolidated Statements of Financial Condition as of
            September 30, 1996 and December 31, 1995                           3

            Consolidated Statements of Income for the Three and Nine
            Month Periods ended September 30, 1996 and 1995                    4

            Consolidated Statements of Changes in Stockholders'

            Equity for the Nine Months ended September 30, 1996 and 1995       5

            Consolidated Statements of Cash Flows for the Nine
            Months ended September 30, 1996 and 1995                           6

            Notes to Consolidated Financial Statements                         8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               10


Part II     Other Information
-------     -----------------

Item 1      Legal Proceedings                                                 15

Item 2      Changes in Securities                                             15

Item 3      Defaults upon Senior Securities                                   15

Item 4      Submission of Matters to a Vote of Security Holders               15

Item 5      Other Information                                                 15

Item 6      Exhibits and Reports on Form 8-K                                  15

            Signature Page                                                    16

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                                         September 30,     December 31,
                                                                             1996             1995
                                                                          ------------     ------------
                                                                                     (unaudited)

ASSETS

Cash and cash equivalents                                                 $  8,964          $  7,683
Investment securities, held to maturity (Estimated market of $37,189
 at September 30, 1996 and $34,045 at December 31, 1995)                    37,313            33,314
Investment securities, available for sale, at market                        29,574            34,724
Investment securities, restricted, at cost                                   3,268             3,075
Mortgage-backed securities, held to maturity (Estimated market of $42,915
  at September 30, 1996 and $36,471 at December 31, 1995)                   43,100            35,946
Mortgage-backed securities, available for sale, at market                   79,049            78,844
Loans receivable, net                                                      314,259           291,215
Foreclosed real estate                                                          38               -
Property and equipment, net                                                  6,341             5,665
Accrued interest receivable                                                  4,140             4,092
Deferred income taxes                                                          450               -
Prepaid expenses and other assets                                            1,961             1,004
Goodwill                                                                     1,638             1,728
                                                                          --------           -------
     Total assets                                                         $530,095          $497,290
                                                                          ========          ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                                                                  $391,236          $377,975
Advances from Federal Home Loan Bank and other borrowed funds               54,828            29,250
Advances from borrowers for taxes and insurance                              1,612             1,071
Other liabilities                                                            3,679               935
                                                                          --------          --------
     Total liabilities                                                     451,355           409,231
                                                                          --------          --------


Stockholders' equity
Preferred stock, $.10 par value, 500,000 shares authorized, none issued        -                 -
Common stock, $.10 par value, 11,500,000 shares authorized,
 5,022,552 and 2,851,832 outstanding, respectively                             502               285
Additional paid-in capital                                                  48,150            55,057
Less unearned ESOP and MSBP shares                                          (4,065)           (4,615)
Retained earnings, substantially restricted                                 33,477            35,824
Unrealized gain (loss) on assets available for sale, net of taxes              676             1,508
                                                                          --------          --------

     Total stockholders' equity                                             78,740            88,059
                                                                          --------          --------
     Total liabilities and stockholders' equity                           $530,095          $497,290
                                                                          ========          ========



See Notes to Consolidated Financial Statements

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)

                                                               For the three months   For the nine months
                                                               ended September 30,    ended September 30,
                                                                   1996       1995      1996       1995
                                                                   ----       ----      ----       ----
                                                                                (unaudited)

INTEREST INCOME
   Loans                                                       $  6,935   $  6,490    $ 20,217   $ 18,609
   Mortgage-backed securities                                     2,172      1,825       6,428      4,886
   U. S. Government obligations, agencies, and
    other investments including overnight deposits                1,300      1,409       3,903      4,258
                                                               --------   --------    --------   --------

       Total interest income                                     10,407      9,724      30,548     27,753
                                                               --------   --------    --------   --------

INTEREST EXPENSE
   Deposits                                                       4,585      4,525      13,758     12,555
   Borrowed money                                                   776        560       2,017      1,441
                                                               --------   --------    --------   --------

       Total interest expense                                     5,361      5,085      15,775     13,996
                                                               --------   --------    --------   --------

       Net interest income                                        5,046      4,639      14,773     13,757
PROVISION FOR CREDIT LOSSES                                        --           75          60        225
                                                               --------   --------    --------   --------
       Net interest income after provision for credit losses      5,046      4,564      14,713     13,532
                                                               --------   --------    --------   --------

NONINTEREST INCOME
   Service charges and fees on loans                                124        125         349        293
   Net gain (loss) on sale of investments                             9        100         100        198
   Net gain (loss) on sale of equipment                            --           (9)          1         (9)
   Other income                                                     138        124         444        313
                                                               --------   --------    --------   --------
       Total noninterest income                                     271        340         894        795
                                                               --------   --------    --------   --------

 NONINTEREST EXPENSES
   Compensation and other personnel costs                         1,488      1,385       4,437      3,805
   Office occupancy and equipment                                   243        216         728        656
   Federal insurance of accounts                                  2,436        199       2,843        580
   Data processing                                                  239        195         703        560
   Advertising                                                       73         82         250        240
   Net loss on foreclosed real estate                              --            9           2          9
   Other                                                            274        305         990        854
                                                               --------   --------    --------   --------
       Total noninterest expense                                 4,753      2,391       9,953      6,704
                                                               --------   --------    --------   --------

       Income before income tax expense                             564      2,513       5,654      7,623
       Income tax expense                                           206        923       1,977      2,798
                                                               --------   --------    --------   --------

       Net Income                                              $    358   $  1,590    $  3,677   $  4,825
                                                               ========   ========    ========   ========

       Primary earnings per share                              $    .07  * $   .28    $    .70  * $   .82
       Fully diluted earnings per share                        $    .07  * $   .28    $    .69  * $   .82
       Cash dividends paid per common share                    $    .10  * $  .075    $   .275  * $  .225


*  Restated for two-for-one stock split paid June 5, 1996.

See Notes to Consolidated Financial Statements

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                    unaudited

                                                                            Unrealized
                                                                            Gain (Loss)
                                                       Additional             on Assets   Unearned  Unearned
                                            Common       Paid-In  Retained    Available     ESOP      MSBP
                                            Stock       Capital   Earnings  For Sale, Net  Shares    Shares    Total
                                           ------------------------------------------------------------------------------



Nine Months Ended September 30,
1995:

Balance at December 31, 1994               $  315     $  60,714  $  33,822  $ (1,320)    $ (2,672)  $    -    $90,859


  Net Income                                  -             -        4,825       -            -          -      4,825

  Change in unrealized gain (loss) on
    assets available for sale, net            -             -          -       1,634          -          -      1,634

  Purchase of unearned MSBP shares            -             -          -         -            -       (2,277)  (2,277)

  Repurchase of common stock                  (15)       (2,892)    (1,266)      -            -          -     (4,173)

  Cash dividends paid                         -            -        (1,336)      -            -          -     (1,336)
                                           --------------------------------------------------------------------------

Balance at September 30, 1995              $  300     $  57,822   $ 36,045  $    314     $ (2,672)  $ (2,277) $89,532
                                           ==========================================================================



Nine months ended September 30, 1996:

Balance at December 31, 1995               $  285     $  55,057  $  35,824  $  1,508     $ (2,339)  $ (2,276) $88,059

  Net Income                                  -             -        3,677       -            -          -      3,677

  Change in unrealized gain (loss) on
   assets available for sale, net             -             -          -        (832)         -          -       (832)

  Allocation of unearned MSBP
    shares                                    -            (97)        -          -           -          550      453

  Exercise of stock options                   -             32         -          -           -          -         32

  Two-for-one stock split                     271         (271)        -          -           -          -        -

  Repurchase of common stock                 (54)       (6,571)     (4,600)       -           -          -    (11,225)

  Cash dividends paid                        -             -        (1,424)       -           -          -     (1,424)
                                           --------------------------------------------------------------------------

Balance at September 30, 1996              $ 502     $  48,150   $  33,477  $    676     $ (2,339)  (1,726)   $78,740
                                           ==========================================================================


See Notes to Consolidated Financial Statements

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       Nine months ended September 30,
                                                                                           1996              1995
                                                                                          ------            -----
                                                                                                 (unaudited)

OPERATING ACTIVITIES
Net income                                                                                  $3,677            $4,825
Adjustments to reconcile net income to net cash provided by  operating activities:
  Provision for credit losses                                                                   60               225
  (Gain) loss on sale of equipment                                                              (1)                9
  Provision for depreciation and amortization                                                  444               313
  Amortization of premium on sale of loans                                                      18                20
  Realized investment security gains                                                          (100)             (198)
  Loss on sale of foreclosed real estate                                                         2                 9
  Increase in interest receivable                                                              (48)             (522)
  (Increase) decrease in other assets                                                         (957)           (1,029)
  Increase in other liabilities                                                              3,323             1,999
                                                                                            ------            ------
          Net cash provided by operating activities                                          6,418             5,651
                                                                                            ------            ------



INVESTING ACTIVITIES
Proceeds from maturities of investment securities held to maturity                           6,074            10,288
Purchases of investment securities held to maturity and FHLB stock                         (10,266)          (22,976)
Proceeds from sales of investment securities available for sale                             13,722            16,252
Purchases of investment securities available for sale                                       (8,846)              (65)
Proceeds from collections on mortgage-backed securities held to maturity                     4,970             4,723
Purchases of mortgage-backed securities held to maturity                                   (12,124)          (19,766)
Proceeds from collections on and sales of mortgage-backed securities available for sale     18,632             1,612
Purchases of mortgage-backed securities available for sale                                 (19,783)          (37,622)
Net increase in loans receivable                                                           (23,122)          (21,137)
Purchases of premises and equipment                                                         (1,029)           (1,097)
Payment of branch acquisition premium                                                          -              (1,724)
Purchases of foreclosed real estate                                                            (87)              -
Proceeds from sales of foreclosed real estate                                                   47                76
                                                                                            ------            ------
         Net cash used by investing activities                                             (31,812)          (71,436)
                                                                                            ------            ------


                                   (continued)

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (In Thousands)

                                                                Nine months ended September 30,
                                                                     1996              1995
                                                                    ------            -----
                                                                          (unaudited)

FINANCING ACTIVITIES
Net increase in deposit accounts                                   $ 13,261         $ 18,821
Acquisition of deposits                                                 -             21,651
Proceeds from advances and other borrowed money                      60,980           32,880
Repayments of advances and other borrowed money                     (35,402)          (9,880)
Purchase of MSBP shares                                                 -             (2,277)
Repurchase of common stock                                          (11,225)          (4,173)
Proceeds from the exercise of options                                    32              -
Allocation of MSBP Shares                                               453              -
Payment of cash dividend                                             (1,424)          (1,336)
                                                                   --------          -------

          Net cash provided by financing activities                  26,675           55,686
                                                                   --------          -------

          Increase (decrease) in cash and cash equivalents            1,281          (10,099)

Cash and cash equivalents at beginning of period                      7,683           16,387
                                                                   --------          -------

Cash and cash equivalents at end of period                         $  8,964         $  6,288
                                                                   ========         ========

Supplemental disclosures
Gross unrealized gain (loss) on assets available for sale          $  1,056         $    498
Deferred income tax                                                    (380)            (184)
                                                                   --------         --------
     Net unrealized gain (loss) on assets available for sale       $    676         $    314
                                                                   ========         ========

Cash paid for:
     Interest on deposits and borrowed funds                       $ 15,707          $13,997
     Income taxes                                                    $2,678          $ 2,550



See Notes to Consolidated Financial Statements

FFVA FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 1996 and 1995

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

(2)  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 of FFVA Financial Corporation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1996.

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

(5)  Stock Repurchase and Retirement

On June 3, 1996, the Company received approval to repurchase up to 10% of the company's outstanding shares of common stock. During the quarter ending September 30, 1996, the Company repurchased 159,000 shares of common stock at an average price of $17.33 per share. In accordance with the Laws of Virginia, this stock was retired, resulting in a reduction in the number of common shares reported as issued and outstanding at September 30, 1996 to 5,022,552 shares. As a result of the repurchase, common stock was reduced $16,000, additional paid-in capital was reduced $1.5 million and retained earnings were reduced $1.2 million to reflect the elimination of the shares. For the nine month period ending September 30, 1996, the Company had repurchased and retired a total of 683,712 shares of stock, reducing stockholders' equity a total of $11.2 million.

(6)  Management and Stock Option Plans

During  1995,  the Company  formed a Management  and  Director  Stock Bonus Plan
(MSBP). Under the plan, common stock is available for issuance to directors and personnel in key positions of responsibility. A total of 49,428 (adjusted for split) shares were distributed on April 27, 1996. As of September 30, 1996, a total of 196,000 shares remain allocated to directors and personnel with distribution scheduled annually until April 27, 2000. The Company currently holds 121,320 shares at an average purchase price of $14.23 for future distribution. These undistributed shares have been accounted for as a reduction of the stockholders' equity in the consolidated balance sheet.

The Company also implemented a stock option plan during 1995. This plan provides for the granting to directors and personnel in key positions of responsibility 630,366 options to purchase common stock at a price of $12.50 per share (the closing market price of the stock on the date of approval, adjusted for the effect of the stock split). The options vest over a five year period, with the first options having vested on April 27, 1996. There are currently 120,507 vested options outstanding.

(7)  Earnings Per Share

Earnings per share of common stock for the three and nine month periods ended September 30, 1996 and 1995 has been determined by dividing the net income for the periods by the calculated weighted average number of shares of common stock and common stock equivalents outstanding. In accordance with Statement of Position 93-6, shares controlled by the ESOP are not considered in the weighted average number of shares outstanding until the shares are committed for allocation to an employee's individual account. Earnings per share amounts for prior periods have been restated to reflect the two-for-one stock split paid June 5, 1996.

(8)  Commitments and Contingencies

At September 30, 1996, the Company had outstanding commitments to originate mortgage loans of $4.0 million. Unused consumer, equity and commercial lines of credit available to customers were $19.5 million at September 30, 1996. The undisbursed portion of loans in process totaled $4.4 million at September 30, 1996. The Company had outstanding commitments to purchase $5.0 million fixed-rate mortgage backed securities and $5.0 million adjustable-rate mortgage backed securities. In addition, the company had outstanding a commitment to sell $2.2 million fixed rate mortgage backed securities as of September 30, 1996. The Bank also has entered into interest rate swap agreements with a regional bank totaling $15.0 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition
------------------------------

Total assets of the Company increased by $32.8 million, or 6.60%, from $497.3 million at December 31, 1995 to $530.1 million at September 30, 1996. The increase in total assets during the first nine months of 1996 was due primarily to the purchase of mortgage-backed securities and an increase in the balance of net loans receivable.

Cash and cash equivalents increased by $1.3 million, or 16.88%, to $9.0 million at September 30, 1996. Investment securities decreased by $1.0 million, or 1.41%, to $70.1 million at September 30, 1996. At September 30, 1996, $40.6 million of the Company's investment securities (which include restricted securities totalling $3.3 million) were classified as held to maturity and $29.6 million of investment securities were classified as available for sale. Mortgage-backed securities increased by $7.3 million, or 6.36%, to $122.1 million at September 30, 1996. At September 30, 1996, $43.1 million of the Company's mortgage-backed securities were classified as held to maturity, and $79.0 million of mortgage-backed securities were classified as available for sale. During the nine month period ending September 30, 1996, the bank purchased $21.8 million fixed rate mortgage-backed securities and $10.1 million of fixed rate collateralized mortgage obligations (CMO's).

Loans receivable, net, increased by $23.1 million, or 7.93%, to $314.3 million at September 30, 1996 compared to $291.2 million at December 31, 1995. The increase is largely due to management's increased emphasis on expanding its loan portfolio. Mortgage loans outstanding increased by $13.7 million during the nine month period, while non-mortgage loans increased by $9.4 million.

Deposits increased by $13.2 million, or 3.49%, from $378.0 million at December 31, 1995 to $391.2 million at September 30, 1996.

FHLB Advances and Other Borrowed Money increased by $25.5 million, or 87.03%, to $54.8 million at September 30, 1996, compared to $29.3 million at December 31, 1995. During the period, the Company increased its net outstanding FHLB Advances by $6.7 million. The company also entered into reverse repurchase agreements
with  a  regional  bank.  The  balance   outstanding  under  reverse  repurchase
agreements at September 30, 1996 was $18.8 million. Funds from the additional borrowings were used to fund the purchase of mortgage backed securities and collateralized mortgage obligations and to fund the growth of the company's loan portfolio.

Equity decreased by $9.4 million, or 10.67%, from $88.1 million at December 31, 1995 to $78.7 million at September 30, 1996. The decrease was primarily a result of the company's decision to repurchase and retire 684,000 shares of common stock, reducing equity by $11.2 million. This was partially offset by net income of $3.7 million during the nine month period, and an increase resulting from the first allocation of the MSBP plan shares. The market value of available for sale securities, net of taxes decreased $832,000 during the nine month period. Equity decreased $1.4 million as the result of the Company paying a $.075 per share dividend for the first quarter of 1996 and a $.10 per share dividend for the second and third quarters of 1996.

Comparison  of Results of  Operation  for the Three Months and Nine Months ended
--------------------------------------------------------------------------------
September 30, 1996 and 1995.
----------------------------

Net Income

The Company reported net income of $358,000 and $1.6 million for the three months ended September 30, 1996 and 1995, respectively, and $3.7 million and $4.8 million for the nine months ended September 30, 1996 and 1995 respectively. The $1.2 million, or 77.49%, decrease in net income for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 was due primarily to a $ 2.4 million increase in noninterest expense which was partially offset by a $407,000 increase in net interest income and a $717,000 decrease in income tax expense. The $2.4 million increase in noninterest expense can be almost entirely attributed to a $2.2 million charge by the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF").

Net income for the nine month period ended September 30, 1996 reflected a decrease of $1.1 million, or 23.79% from the net income reported for the same period in 1995. The decrease can be attributed to a $3.2 million increase in noninterest expense, primarily attributable to the $2.2 million charge by the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF") recorded in the quarter ending September 30, 1996. This was partially offset by a $1.0 million increase in net interest income, a $165,000 decrease in the provision for credit losses, and a $99,000 increase in noninterest income. Income tax expense decreased $821,000 due to the reduction in taxable income and the tax treatment of certain employee benefit plan expenditures that were funded for the first time during the nine month period ending September 30, 1996.

Net Interest Income

Net interest income increased by $407,000, or 8.77%, in the three months ended September 30, 1996 to $5.0 million compared to $4.6 million in the same period in 1995. Net interest income increased by $1.0 million for the nine month period ended September 30, 1996 when compared to the nine month period ended September 30, 1995 from $13.8 million to $14.8 million. The Company's interest rate spread and net interest margin were 3.37% and 3.98%, and 3.28% and 3.94%, respectively, during the three and nine month periods ended September 30, 1996. This compares to an interest rate spread and net interest margin of 3.04% and 3.88%, and 3.12% and 4.00%, respectively, for the three and nine month periods ended September 30, 1995.

Provision for Credit Losses

Based on managements' evaluation of the loan portfolio, the Company recorded a provision for credit losses of $75,000 for the three month period ending
September 30, 1995. No provision for credit loss was recorded for the three month period ended September 30, 1996. For the nine month period ended September 30, 1996, the Company recorded a provision for credit losses of $60,000, a decrease of $165,000 from the $225,000 recorded for the nine month period ending September 30, 1995. The allowance for credit losses at September 30, 1996 totaled $3.3 million or 1.04% of gross loans receivable.

NonInterest Income

Noninterest income decreased $69,000 for the three month period ended September 30, 1996 to $271,000 from $340,000 for the comparable period in 1995. The decrease in noninterest income was primarily attributable to a decrease of $91,000 in the gain on sale of investments category partially offset by a slight increase in other income. Noninterest income increased $99,000 for the nine month period ended September 30, 1996 to $894,000 from $795,000 for the comparable 1995 period. For the nine month period ended September 30, 1996, the bank recorded an increase of $56,000 in service charges and fees on loans and an increase of $131,000 in other income over the amounts recorded for the nine month periods ended September 30, 1995. This was partially offset by a decrease of $98,000 in the gain on sale of investments category.

Noninterest Expense

Noninterest expense increased $2.4 million, or 98.79%, for the three month period ending September 30, 1996 compared to the three month period ended
September 30, 1995 from $2.4 million to $4.8 million. Noninterest expense increased $3.3 million, or 48.46%, for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995 from $6.7 million to $10.0 million. The increase for both the three and nine month periods is primarily attributable to a $2.2 million increase in the expense for Federal Insurance of Accounts resulting from a special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). The assessment is 65.7 basis points of the March 31, 1995 SAIF assessment base of deposits. The entire assessment was recorded as an expense in the quarter ended September 30, 1996. Noninterest expense also increased as a result of the company's two new branch offices in Keysville and Amherst. The two new branch offices resulted in an increase in the number of employees, as well as higher data processing and office/occupancy expenses. Data processing costs were also increased as a result of the installation of additional Automated Teller Machines.

For the three month period ending September 30, 1996, compensation and other personnel costs increased $103,000, or 7.45%, and for the nine month period ending September 30, 1996 compensation and other personnel costs increased $632,000, or 16.61%, over the comparable prior periods. For the three and nine month period ending September 30, 1996, office occupancy and equipment expense increased $27,000 or 12.50% and $72,000 or 10.98%, respectively, over the comparable prior periods. Data processing expense increased $44,000 or 22.56% for the three month period ended September 30, 1996 and $143,000 or 25.54% for the nine month period ended September 30, 1996 over the comparable prior periods.

Income Tax Expense

The company recognized income tax expense of $206,000 for the three months ended September 30, 1996 compared to $923,000 for the comparable period in 1995. For the nine months ended September 30, 1996 and 1995, the Company recognized income tax expense of $2.0 million and $2.8 million, respectively. Such decreases in income tax expenses during the three and nine month periods ended September 30, 1996 primarily reflect the reduction in income due to the special SAIF assessment and the tax treatment of certain employee benefit plan expenditures that were funded for the first time during the nine month period ending September 30, 1996.

Liquidity and Capital Resources
-------------------------------

The Bank's liquidity is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits to fund cash requirements experienced in the normal course of business. The Bank has been able to generate sufficient cash through its deposits as well as borrowings (consisting primarily of advances from the FHLB of Atlanta and reverse repurchase agreements with other banks). At September 30, 1996, the Bank had $36.0 million of outstanding advances from the FHLB of Atlanta and $18.8 million of reverse repurchase agreements with other banks.

Liquidity management is both a daily and long-term function of business management. Excess cash is generally invested in overnight deposits. On a longer-term basis, the Bank maintains a strategy of purchasing investment securities and mortgage-backed securities. The Bank attempts to ladder the maturities of its investment portfolio to provide an ongoing source of liquidity. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At September 30, 1996, the total approved loan commitments outstanding amounted to $4.0 million. At the same date, commitments under unused lines of credit and undisbursed loans in process amounted to $23.9 million. The Company had also committed to purchase $10.0 million and sell $2.2 million mortgage backed securities. Certificates of deposit scheduled to mature in one year or less at September 30, 1996 totaled $154.2 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank had an average liquidity ratio of 13.37% during the quarter ended September 30, 1996, which exceeded the required minimum liquid asset ratio of 5.0%.

During fiscal 1995 and the first nine months of 1996, the Bank paid an insurance premium to the Federal Deposit Insurance Corporation ("FDIC") equal to .23% of its total deposits. On September 30, 1996, legislation was enacted that requires all SAIF member institutions, including the Bank, to pay a one time fee of 65.7 basis points on the amount of deposits held by the member institution as of March 31, 1995 to recapitalize the SAIF. The Bank recorded the expense of approximately $1.4 million after taxes in its September 30, 1996 quarterly earnings.

Management of the Bank expects that 1997 SAIF premiums will be reduced by approximately $650,000 due to the recapitalization of the SAIF Insurance Fund.

At September 30, 1996, the Bank had regulatory capital which was well in excess of applicable limits. At September 30, 1996, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets, and risk-based capital of 8.0% of adjusted risk-weighted assets. At September 30, 1996, the Bank's tangible capital was $71.2 million, or 13.47% of adjusted total assets, core capital was $71.2 million, or 13.47% of adjusted total assets and risk-based capital was $74.5 million, or 27.11% of adjusted risk-weighted assets, exceeding the requirements by $63.3 million, $55.4 million, and $52.5 million, respectively.

Average Balance Sheet

The following table sets forth certain information relating to the Savings Bank's statements of financial condition and the statements of income for the three and nine month periods ended September 30, 1996 and 1995 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets and liabilities, respectively, for the periods shown. Average balances are derived from month end balances. Management does not believe that the use of month end balances instead of average daily balances has caused any material difference in the information presented. The average balances of loans receivable include loans on which the Savings Bank has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields. Market value adjustments recorded in compliance with SFAS 115 are not considered when computing the yields and average balances of securities.

                                  For the Three Months ended September 30,             For the Nine Months ended September 30,

                                   1996                       1995                      1996                        1995
                                  ------                     ------                    ------                      -----
                                          Average                     Average                    Average                     Average
                        Average           Yield/   Average            Yield/  Average            Yield/   Average            Yield/
                        Balance Interest   Cost    Balance  Interest   Cost   Balance  Interest   Cost    Balance  Interest   Cost
                        ------- --------   ----    -------  --------   ----   -------  --------   ----    -------  --------   ----
Assets:                                                              (Dollars in Thousands)
Interest-earning
assets:
  Mortgage loans,
    net................ $280,934   $6,261   8.91%  $271,694  $6,044      8.90%  $277,309 $18,471   8.88% $264,726  $17,448    8.79%
  Consumer and
    other loans,
    net................   27,765      674   9.71     17,082     446     10.44     24,295   1,746   9.58    15,162    1,161   10.21
  Mortgage-
    backed and
    related
    securities(1)......  123,011    2,172   7.06    107,983   1,825      6.76    122,720   6,428   6.98    95,191    4,886    6.84
  Overnight
    and short
    term deposits......    3,885       76   7.82      5,086     112      8.81      3,600     186   6.89     6,822      364    7.11
  Investment
   securities
   (1)(2)..............   71,473    1,224   6.85     75,854   1,297      6.84     71,414   3,717   6.94    76,947    3,894    6.75
                         ------- --------           -------  ------              ------- -------         --------  -------
   Total
      interest-
      earning
      assets...........  507,068   10,407   8.21    477,699   9,724      8.14    499,338  30,548   8.16   458,848   27,753    8.06
                                 --------                    ------                       ------                   -------
Noninterest-
  earning
  assets...............   20,382                     15,323                       19,091                   14,085
                         -------                    -------                      -------                 --------
    Total
      assets........... $527,450                   $493,022                     $518,429                 $472,933
                        ========                   ========                     ========                 ========

Liabilities
and Equity
Capital:
 Interest-
   bearing
   liabilities:
  Deposits:
   Transaction
     accounts.......... $ 83,154      573   2.76   $ 80,173     634      3.16   $ 82,271   1,747   2.83  $ 79,505    1,926    3.23
   Savings and
    certificates.......  304,829    4,012   5.26    282,590   3,891      5.51    300,783  12,011   5.32   268,671   10,629    5.27
                        --------    -----           -------   -----              ------- -------         --------  -------
      Total deposits...  387,983    4,585   4.73    362,763   4,525      4.99    383,054  13,758   4.79   348,176   12,555    4.81
  FHLB
    advances
    and other
    borrowings........    55,344      776   5.61     36,000     560      6.22     48,206   2,017   5.58    29,938    1,441    6.42
                         -------   ------          --------  ------             -------- -------         --------  -------
      Total
        interest-
        bearing
        liabilities...   443,327    5,361   4.84    398,763   5,085      5.10    431,260  15,775   4.88   378,114   13,996    4.94
                                    -----                     -----                       ------                    ------
Other liabilities.....     4,034                      3,984                        3,680                    3,467
                        --------                   --------                     --------                 --------
      Total
        liabilities...   447,361                    402,747                      434,940                  381,581
                        --------                   --------                     --------                 --------
Equity capital........    80,089                     90,275                       83,489                   91,352
                        --------                   --------                     --------                 --------
      Total
        liabilities
        and equity
        capital.......  $527,450                   $493,022                     $518,429                 $472,933
                        ========                   ========                     ========                 ========
Net interest
  income/interest
  rate spread(3)......            $ 5,046   3.37%           $ 4,639     3.04%           $14,773    3.28%           $13,757    3.12%
                                   ======                    ======                      ======                    =======
Net earning
   assets/net
   interest
   margin(4)..........   $63,741            3.98%   $78,936             3.88%    $68,078           3.94%  $80,734             4.00%
                        ========                   ========                     ========                 ========
Ratio of
   interest-
   earning
   assets to
   interest-
   bearing
   liabilities.........   114.38%                    119.80%                      115.79%                  121.35%
                          ======                     ======                       ======                  =======

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

         None

Item 5   Other Information
         -----------------

         None

Item 6   Exhibits and reports on Form 8-K
         --------------------------------

            (a)  Exhibits:
                 11 Statement regarding computation of per share earnings 27 Financial data schedule

            (b)  Reports on Form 8-K:

                 None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FFVA FINANCIAL CORPORATION




Dated:  November 1, 1996            /s/James L. Davidson, Jr.
      --------------------             -----------------------------------------
                                       James L. Davidson, Jr.
                                       President and Chief Executive Officer

Dated:  November 1, 1996            /s/Ronald W. Neblett, CPA
      --------------------             -----------------------------------------
                                       Ronald W. Neblett, CPA
                                       Senior Vice-President, Treasurer, and
                                       Chief Financial Officer