Form 10-K
period 1996-12-31
FFVA FINANCIAL CORP
filed 1997-03-27
CIK 924285

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended        December 31, 1996
                          -----------------------------------------------------


                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________  to  _____________________


SEC File Number:  0-24668

                           FFVA FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Virginia                                     74-2712490
-------------------------------------------            ------------------------
       (State or other jurisdiction of                       (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

925 Main Street, Lynchburg, Virginia                           24504
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:              (804) 845-2371
                                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:           None
                                                                 --------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes    X       No
                                                     -----        -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price of such stock on March 17, 1997, was $93.7 million. (4,073,014 shares at $23.00 per share).

      As of March 17, 1997, the Registrant had 4,542,552 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Parts II and IV -- Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996.
2. Part III -- Portions of the Registrant's Proxy Statement for Annual Meeting of Stockholders to be held on April 22, 1997.

                                    PART I

Item 1. Business
-----------------

General

      FFVA Financial Corporation ("Registrant" or "Company") is a unitary savings and loan holding company that was incorporated in May 1994 under the laws of the Commonwealth of Virginia for the purpose of acquiring all of the common stock of First Federal Savings Bank of Lynchburg (the "Bank"). This acquisition occurred in October of 1994 at which time the Bank simultaneously converted from a mutual to stock institution, sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock. As of December 31, 1996, the Company had total assets of $533.8 million, total deposits of $397.4 million and stockholders' equity of $74.5 million or 13.95% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank. The Bank has no subsidiaries at this time.

      The Bank is a federally chartered capital stock savings bank located in Lynchburg, Virginia. The Bank was founded in 1923 as Lynchburg Mutual Building and Loan Association and operated under a charter granted by the Commonwealth of Virginia. A federal charter was obtained in 1936 and the name was changed to First Federal Savings and Loan Association of Lynchburg. In 1988, the Bank obtained a federal savings bank charter and changed its name to First Federal Savings Bank of Lynchburg. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC").

      The Company directs and plans the activities of the Bank, the Company's primary asset. The Company's business activities to date have been limited to its investment in the Bank, other equity investments, loans made to the Bank for use in the normal course of the Bank's business, and loans made to the First Federal Savings Bank Employee Stock Ownership Plan ("ESOP") to enable the ESOP to purchase shares of the Company's common stock in the initial public offering. References to the Company include the Bank, unless the context otherwise indicates.

      The Company offers a variety of financial services to meet the needs of the communities it serves. The Company's principal business is attracting deposits from the general public and investing those deposits, together with funds generated from operations, to originate one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgage loans, commercial real estate loans, construction loans, land and land development loans and consumer and other loans. The Company also invests in mortgaged-backed securities and investment securities. The Company's revenues are derived principally from interest earned on its mortgage loan and mortgage-backed securities portfolios and interest and dividends received on its investment securities. The Company's primary sources of funds are deposits and principal and interest payments on loans, mortgage-backed and related securities, investment securities and borrowings.

      The Company operates from its main office located at 925 Main Street, Lynchburg, Virginia and eleven branch offices. The Bank has five locations in the City of Lynchburg, Virginia, and locations at Altavista, Farmville, Keysville, Madison Heights, South Boston (2), and South Hill, Virginia. The office located in Keysville was acquired from Crestar Financial Corporation in August 1995. The office located in Madison Heights was completed and opened for business in June 1996. The Company's primary market area includes, but is not limited to, the City of Lynchburg, and all or portions of Amherst,

Appomattox, Bedford, Brunswick, Buckingham, Campbell, Charlotte, Cumberland, Halifax, Lunenburg, Mecklenburg, Nelson, Nottaway, Pittsylvania, and Prince Edward Counties in Virginia.

Lending Activities

      Loan Portfolio Composition. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences and, to a lesser extent, multi-family, commercial real estate, construction, land and land development loans, consumer and other loans. Consumer loans in the Company's portfolio at December 31, 1996 principally consisted of loans secured by deposits, loans secured by real estate, automobile loans, mobile home loans and small business loans.

      The Company's primary lending strategy is to originate adjustable and fixed-rate one- to four-family mortgages for portfolio. From time to time, the Company may chose to limit interest rate risk exposure on fixed-rate mortgages by serving as closing agent for various mortgage corporations. This relationship allows the Company to earn fee income on loans produced as agent without subjecting the Company to undue interest rate risk exposure. The Company continues to monitor the interest rate environment and evaluate loan volume related to interest rate risk. The Company continues to pursue high quality multi-family and commercial real estate loans in the Company's primary market area. The Company also continued to aggressively market short term consumer and small business loans during 1996, as year end balances increased to $32.4 million from $20.8 million.

      The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentage at the dates indicated.


                                                                          At December 31,
                                 --------------------------------------------------------------------------------------------------
                                        1992                 1993               1994                 1995               1996
                                 --------------------  ------------------  ------------------  ------------------  ----------------
                                           Percent of          Percent of          Percent of          Percent of         Percent of
                                 Amount      Total     Amount    Total     Amount    Total     Amount    Total     Amount    Total
                                 ------    ----------  ------  ----------  ------  ----------  ------  ----------  ------ ----------
                                                                          (Dollars in Thousands)
Mortgage Loans:
  One- to four-family(1)....... $211,675     78.47%  $207,649    76.60%   $212,872   77.21%   $220,433   73.73%   $232,237    70.52%
  Multi-family ................   11,484      4.26     12,123     4.47      11,626    4.21      15,361    5.14      15,226     4.62
  Commercial real estate.......   26,729      9.91     26,872     9.91      28,882   10.48      30,414   10.17      35,006    10.63
  Construction ................    6,742      2.50     11,245     4.15       6,707    2.43       9,453    3.16      12,554     3.81
  Land and land development....    1,819       .67      2,829     1.05       2,725     .99       2,494     .83       1,939      .59
                                --------    ------   --------   ------    --------  ------    --------  ------    --------   ------
    Total .....................  258,449     95.81    260,718    96.18     262,812   95.32     278,155   93.03     296,962    90.17
Consumer and other loans.......   11,310      4.19     10,364     3.82      12,906    4.68      20,831    6.97      32,389     9.83
                                --------    ------   --------   ------    --------  ------    --------  ------    --------   ------
    Total loans receivable.....  269,759    100.00%   271,082   100.00%    275,718  100.00%    298,986  100.00%    329,351   100.00%
                                            ======              ======              ======              ======               ======


Less:
  Loans in process ............    2,900                5,964               3,138               3,585                3,533
  Unearned discounts and
   deferred loan fees .........    1,170                1,073                 994                 969                  980
  Allowance for credit losses..    2,359                2,576               3,054               3,217                3,310
                                --------             --------            --------            --------             --------
  Loans receivable, net........ $263,330             $261,469            $268,532            $291,215             $321,528
                                ========             ========            ========            ========             ========


        ----------------------
        (1)   Includes home equity loans on one- to four-family residences.

      Loan Maturity. The following table sets forth certain information as of December 31, 1996, regarding the dollar amount of loans maturing in the Company's portfolio based on their contractual terms to maturity. ARM loans are included in the period in which interest rates are next scheduled to adjust rather than the period in which they contractually mature. Fixed rate mortgage loans and construction loans are included in the period in which the final contractual repayment is due.

                                                               After
                                                                One
                                                     Within   Through      After
                                                      One      Five        Five
                                                      Year     Years       Years     Total
                                                     -----    -------      -----     -----
                                                                 (In Thousands)
Real estate loans:
  Permanent mortgage loans including,
     multi-family and commercial real estate....   $115,548   $ 52,075   $116,785   $284,408
  Construction loans, net ......................      7,998      1,023         --      9,021
                                                   --------   --------   --------   --------
Total real estate loans ........................    123,546     53,098    116,785    293,429
  Consumer and other loans .....................     10,252      6,809      2,289     19,350
  Commercial installment loans .................     10,099      2,563        377     13,039
                                                   --------   --------   --------   --------
      Total loans ..............................   $143,897   $ 62,470   $119,451   $325,818
                                                   ========   ========   ========   ========


      One- to Four-Family Mortgage Lending. The Company offers both fixed rate and ARM loans secured by one- to four-family residences, most of which are located in the Company's primary market area. The majority of such loans are secured by property which typically serves as the primary residence of the owner. Sources of loan originations typically include existing or past customers, building contractors, members of the local communities and real estate agents in the Company's lending area.

      The Company generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or selling price of the property securing the loan. One- to four-family mortgage loans may be originated in amounts up to 95% of the lower of the appraised value or selling price of the mortgaged property, provided that the property is owner-occupied and private mortgage insurance ("PMI") is provided on the amount in excess of 80% of the lesser of the appraised value or selling price. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent. Due-on- sale clauses are an important means of adjusting the rates on the Company's fixed-rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

      The Company currently offers ARM loans that adjust annually as well as ARM loans that adjust annually after the first three years or adjust every three years after the first three year period. The Company offers ARM loans with terms up to 30 years. The Company's ARM loans typically carry an initial interest rate below the fully-indexed rate for the loan. The initial discounted rate is determined by the Company in accordance with market and competitive factors. The Company's ARM loans adjust by a maximum of 2.0% per adjustment, with a lifetime cap of 6%.

      The volume and types of ARM loans originated by the Company have been affected by such market factors as the level of interest rates, competition and consumer preferences. The Company will continue to offer ARM loans, however, there can be no assurance that in the future the Company will be able to originate a sufficient volume of ARM loans to increase or maintain the proportion that these loans bear to total loans. In fact, the proportion of ARM loans outstanding as compared to total mortgage loans has declined during 1995 and 1996 due to a relatively stable and affordable fixed rate lending environment.

      The origination of ARM loans helps reduce the Company's exposure to increases in interest rates. However, ARM loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. In order to minimize risks, borrowers of ARM loans are qualified at the maximum first adjustment rate at the time of origination. The Company has not originated, nor does it currently originate ARM loans which provide for negative amortization.

      The Company offers fixed rate mortgage loans with terms of 10 to 30 years, which amortize monthly. Interest rates charged on fixed rate mortgage loans are competitively priced based on market conditions and the Company's cost of funds. From time to time, the Company has chosen to limit interest rate risk exposure on fixed-rate mortgages by serving as closing agent for various mortgage corporations. During 1994, 1995 and 1996, fees earned in this capacity were $196,000, $105,000, and $64,000, respectively.

      The Company has in the past sold a portion of its conforming fixed rate mortgage loans in the secondary market to federal agencies while retaining the servicing rights on such loans sold. As of December 31, 1996, the Company's portfolio of loans serviced for others totalled approximately $5.9 million.

      Multi-Family Lending. The Company originates multi-family loans generally with contractual terms of up to 25 years. These loans are secured by apartment buildings and are made in amounts of up to 80% of the lower of appraised value or selling price of the property. In making such loans, the Company bases its underwriting decision primarily on the net operating income generated by the real estate to support the debt service, the financial resources and the income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Company's lending experience with the borrower. The Company generally requires personal guarantees from borrowers.

      Commercial Real Estate Lending. The Company originates commercial real estate loans that are generally secured by properties used exclusively for business purposes such as retail stores, mini- warehouse units, churches, hotels and professional office buildings located primarily in the Company's primary market area. The Company's commercial real estate loans are generally made in amounts up to the lower of 80% of the appraised value or selling price of the property. These loans are generally made with terms of up to 15 years. Most commercial real estate loans are ARMs or five to 10 year balloons. In making such loans, the Company considers the net operating income of the property and the borrower's expertise, financial strength and credit history. The Company generally requires personal guarantees from the borrowers or the principals of the borrowing entity.

      Since payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As a result, loans secured by commercial real estate properties generally involve a greater degree of risk than residential mortgage loans.

      Construction Loans. The Company's construction loans primarily have been made to finance the construction of one- to four-family residential properties and, to a lesser extent, multi-family residential and commercial real estate properties. Construction loans generally are made to customers of the Company and developers and contractors in the Company's lending area. The Company offers construction loans in amounts up to 80% of the appraised value of the property securing the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Single-family residential loans are structured to allow the borrower to pay interest only on the funds advanced for construction for a period of up to 18 months. Multi-family and commercial real estate construction loans are originated for up to one year with the borrower paying a variable rate of interest indexed to prime rate as published in The Wall Street Journal. Upon or prior to completion of the construction, the borrower generally applies to the Company for a permanent loan.

      Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate as the builder may encounter cost over-runs or construction delays. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the construction. At December 31, 1996, the Company had $12.6 million, or 3.81% of its total loan portfolio invested in construction loans. At that date, the Company had originated $3.9 million in construction loans to various local contractors on unsold properties located in the Company's primary market area.

      Land and Land Development Loans. The Company originates loans for the acquisition and development of property to contractors and individuals. Land development loans typically are short-term loans. The Company offers land development loans in amounts up to 75% of the appraised value of the property securing the loan. Loan proceeds are disbursed in increments as development progresses and as inspections warrant. Land development loans are originated for up to five years with the borrower paying interest only, indexed to the prime rate as published in The Wall Street Journal. Land development loans generally are made to customers of the Company and developers and contractors with whom the Company has had prior lending experience.

      In addition to land development loans, the Company originates loans secured by improved lots and raw land. The Company offers lot loans of up to 75% of lesser of the appraised value or selling price of the property. Raw land (unimproved) loan to value is limited to 65%. Such loans have terms of up to 15 years. Land and land development lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.

      Consumer and Other Loans. The Company also offers secured and unsecured consumer loans. The primary collateral for secured loans consists of real estate, automobiles, and deposits, however other types of collateral may be considered. In underwriting consumer loans, the Company considers the borrower's credit history, an analysis of the borrower's income, expenses and ability to repay the loan and the value of the collateral, if any. Federal regulations allow the Company to make secured and unsecured consumer loans of up to 35% of the Company's assets. In addition, the Company has lending authority above the 35% limit for certain consumer loans, such as home improvement loans and loans secured by savings accounts.

      The Company may make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents in amounts not exceeding 10% of the Company's assets. These loans are generally for the purpose of small business operations.

      Consumer and business loans generally involve more risk than first mortgage one- to four-family residential real estate loans. In the case of certain collateralized consumer and business loans, the value of repossessed collateral may not prove to be an adequate source of repayment. In addition, the collateral may be less marketable than single family real estate. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered. These loans may also give rise to claims and defenses by a borrower against the Company, and a borrower may be able to assert against the Company claims and defenses which it has against the seller of the underlying collateral.

     Delinquent Loans. At December 31, 1994, 1995 and 1996, delinquencies in the Company's portfolio were as follows:


                                 At December 31, 1994                At December 31, 1995                 At December 31, 1996
                         ----------------------------------- -----------------------------------  ----------------------------------
                              60-89 Days     90 Days or More     60-89 Days      90 Days or More      60-89 Days     90 Days or More
                         ----------------- ----------------- -----------------  ----------------  ----------------- ----------------
                         Number  Principal Number  Principal Number  Principal  Number Principal  Number  Principal Number Principal
                           of     Balance    of     Balance    of     Balance     of    Balance     of     Balance    of    Balance
                          Loans   of Loans  Loans   of Loans  Loans   of Loans  Loans   of Loans   Loans   of Loans Loans   of Loans
                          -----   --------  -----   --------  -----   --------  -----   --------   -----   -------- -----   --------

                                                                   (Dollars in Thousands)

One- to four-family....        7   $  140       16   $  656        7   $   233      18    $  729       13    $ 469      12   $  619
Multi-family...........       --       --       --       --       --        --      --        --       --       --      --       --
Commercial real estate.       --       --        4    1,730       --        --       4     1,776       --       --      --       --
Construction ..........       --       --       --       --       --        --      --        --       --       --      --       --
Land and land development     --       --        1      150       --        --      --        --       --       --      --       --
                            ----   ------     ----    -----   ------    ------  ------   -------   ------   ------  ------    -----
   Total mortgage loans        7      140       21    2,536        7       233      22     2,505       13      469      12      619
Other loans............       --       --        6       23        3         9      12        93       12      166      11       67
                            ----   ------      ---   ------    -----     -----   -----     -----    -----    -----   -----    -----
   Total loans.........        7   $  140       27   $2,559       10    $  242      34    $2,598       25   $  635      23   $  686
                             ===    =====      ===    =====    =====     =====   =====     =====    =====    =====   =====    =====
Delinquent loans to
 net loans.............      .09%     .05%     .36%     .95%     .12%      .08%    .42%      .89%     .30%     .20%    .27%     .21%
Delinquent loans to
 total loans..........       .09%     .05%     .36%     .93%     .12%      .08%    .42%      .88%     .30%     .19%    .27%     .21%


      Non-Performing Assets. The following table sets forth information regarding non-accrual loans and loans that are 90 days or more delinquent but on which the Company is accruing interest at the dates indicated. The Company continues accruing interest on loans delinquent 90 days or more past due, but reserves 100% of the interest due on such loans, thus effecting a non-accrual status. This policy was established at the request of the Office of Thrift Supervision ("OTS").


                                                                                   At December 31,
                                                                   ----------------------------------------------
                                                                    1992      1993     1994       1995      1996
                                                                   ------    ------   ------     ------    ------
                                                                                (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One- to four-family ..........................................   $1,000    $  866    $  656    $  677    $  619
  All other mortgage loans .....................................    5,206     3,669     2,814     1,776     1,074
Consumer and other loans .......................................       --        --        --        --        67
                                                                   ------    ------    ------    ------    ------
    Total(1) ...................................................    6,206     4,535     3,470     2,453     1,760
                                                                   ------    ------    ------    ------    ------
Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by one- to four-
    family dwelling units ......................................       --        --        --        52        --
  All other mortgage loans .....................................       --        --        --        --        --
Consumer and other loans .......................................       73        13        23        93        --
                                                                   ------    ------    ------    ------    ------
    Total ......................................................       73        13        23       145        --
                                                                   ------    ------    ------    ------    ------
    Total non-performing loans .................................    6,279     4,548     3,493     2,598     1,760
    Total foreclosed real estate ...............................      249       400        85        --       154
                                                                   ------    ------    ------    ------    ------
    Total non-performing assets(2) .............................   $6,528    $4,948    $3,578    $2,598    $1,914
                                                                   ======    ======    ======    ======    ======
Restructured loans .............................................   $  656    $  372    $   --    $   --    $   --
Non-performing loans to net loans ..............................     2.38%     1.74%     1.30%      .89%      .55%
Non-performing loans to total loans ............................     2.33%     1.68%     1.28%      .88%      .54%
    Total non-performing assets to total
       assets ..................................................     1.79%     1.30%      .81%      .52%      .36%

-----------------------------------
(1) The amount of interest income which would have been recorded under the original terms of such nonperforming loans was $225,000, $135,000, and $44,000 for the years ended December 31, 1994, 1995, and 1996, respectively. During the year ended December 31, 1996, $36,000 of delinquent interest was reserved on non-accrual loans, while $108,000 of interest was included in interest income as a result of non-accrual loans being paid-off or being returned to a full accrual status. Consequently, interest income was increased $72,000 for the year ended December 31, 1996 as a result of changes in the status of non-accrual loans. Changes in accrued interest on nonperforming consumer loans are disregarded based on immateriality.
(2) All non-performing assets at December 31, 1996 were included in classified assets at that date.

      The reduction in non-performing assets from $2.6 million at December 31, 1995 to $1.9 million at December 31, 1996 resulted primarily from the payoff of a delinquent commercial real estate loan secured by property located in the Lynchburg area. At December 31, 1996 non-performing loans included a $1.1 million loan participation secured by a shopping center in Bedford, Virginia.

      Classified Assets. Federal regulations and the Company's Classification of Assets Policy provide for the classification of loans and other assets considered by the OTS to be of lesser quality as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.

Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as Loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention" by management.

      When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general allowance for credit losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. The Company's policies provide that the senior management and the Board of Directors regularly review problem loans and review quarterly all classified assets reported to the OTS.

      The following table sets forth the Company's classified assets at December 31, 1996.

                                           At
                                       December 31,
                                          1996
                                      --------------
                                      (In Thousands)

Special Mention...............           $  813
Substandard...................            3,257
Doubtful......................               --
Loss..........................               29
                                         ------
 Total........................           $4,099
                                         ======



      The Company's most significant classified asset is a loan participation secured by a shopping center in Bedford, Virginia. At December 31, 1996, this loan had a balance of $1.1 million and was classified Substandard.

Allowance for Credit Losses

      The allowance for credit losses is established through a provision for credit losses based on management's evaluation of the risk inherent in its loan portfolio and the regional and national economy. The determination of the adequacy of the valuation allowance is based on a detailed analysis and classification of loans with known or anticipated adverse performance characteristics, and includes consideration of historical patterns, industry experience, current economic conditions, changes in composition and risk characteristics of the loan portfolio, and other factors deemed relevant to the collectibility of the loans currently outstanding. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses and valuation of foreclosed real estate. Such authorities may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

      When the Company determines that an asset should be classified, it generally does not establish a specific allowance for such asset unless it determines that such asset may result in a loss. The Company may, however, increase its general valuation allowance in an amount deemed prudent. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. The Company's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC which can order the establishment of additional general or specific loss allowances.

      The Company provided $255,000 and $60,000 to its allowance for credit losses for the years ended December 31, 1995 and 1996, respectively. At December 31, 1996, the total allowance was $3.3 million, which included $29,000 in specific valuation allowances with the remaining balance representing general valuation allowances. Adjustments to the allowance reflect management's evaluation of the risks inherent in its loan portfolio. The Company will continue to monitor and modify the level of its allowance for credit losses in order to maintain a level which management considers adequate. For the years ended December 31, 1995 and 1996, the Company had charge-offs of $154,000 and $27,000, respectively, against this allowance.

      The following table sets forth an analysis of the Company's allowance for credit losses for the periods indicated.


                                                                          For the Year Ended December 31,
                                                               ---------------------------------------------------
                                                                 1992       1993       1994      1995        1996
                                                               --------  ---------   --------  --------    -------
                                                                              (Dollars in Thousands)

Balance at beginning of period .............................   $ 1,652    $ 2,359    $ 2,576    $ 3,054    $ 3,217
Provision for credit losses ................................       726        900        600        255         60
Charge-offs:
  Mortgage loans ...........................................        55        698        196         14         15
  Other loans ..............................................        26         12          2        140         12
Recoveries:
  Mortgage loans ...........................................        55          5         52          8          6
  Other loans ..............................................         7         22         24         54         54
                                                               -------    -------    -------    -------    -------
Balance at end of period ...................................   $ 2,359    $ 2,576    $ 3,054    $ 3,217    $ 3,310
                                                               =======    =======    =======    =======    =======
Ratio of net charge-offs (recoveries) during the period to
  average net loans outstanding during the period...........        01%       .26%       .05%       .03%      (.01)%
Ratio of allowance for credit losses to net loans receivable
  at the end of the period .................................       .90        .99       1.14       1.10       1.03
Ratio of allowance for credit losses to total
  non-performing assets at the end of the priod.............     36.14      52.06      85.35     123.83     172.94
Ratio of allowance for credit losses to
  non-performing loans at the end of the period.............     37.57      56.64      87.43     123.83     188.07


      The following table sets forth the allocation of the Company's allowance for credit losses by loan category and the percent of loans in each category to total loans receivable, at the dates indicated. The portion of the credit loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total credit loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                                               At December 31,
                               ----------------------------------------------------------------------------------------------------
                                      1992                  1993                  1994                  1995                  1996
                               -------------------  -------------------  ------------------    ------------------ -----------------
                                       Percent of           Percent of          Percent of            Percent of          Percent of
                                        Loans to             Loans to            Loans to              Loans to            Loans of
                               Amount  Total Loans  Amount  Total Loans  Amount Total Loans    Amount Total Loans Amount Total Loans
                               ------  -----------  ------  -----------  ------ -----------    ------ ----------- ------ -----------
                                                                       (Dollars in Thousands)
At end of period allocated to:
  One- to four-family.......... $  221     78.47%   $  230      76.60%    $  203    77.21%     $  301      73.73   $  235     70.52%
  Multi-family.................     57      4.26        61       4.47         58     4.21          77       5.14       77      4.62
  Commercial real estate.......  1,166      9.91       984       9.91      1,201    10.48       1,108      10.17      839     10.63
  Construction.................     42      2.50       152       4.15         34     2.43          68       3.16       82      3.81
  Land and land development....     70       .67        73       1.05         58      .99          25        .83       19       .59
  Consumer and other loans.....    258      4.19       205       3.82        229     4.68         260       6.97      412      9.83
  Unallocated general reserves.    545        --       871         --      1,271       --       1,378         --    1,646        --
                                 -----    ------     -----      -----      ----- --------       -----      -----    -----    ------
      Total allowance.......... $2,359    100.00%   $2,576     100.00%    $3,054   100.00%     $3,217     100.00%  $3,310    100.00%
                                 =====    ======     =====     ======      =====   ======       =====     ======    =====    ======


Investment Activities

      Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Company must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Company has maintained liquid assets above the minimum OTS requirements and at a level believed to be adequate to meet its normal daily activities. In addition, the Company may invest in mortgage-backed and mortgage related securities, such as collateralized mortgage obligations, to supplement its lending activities.

      The investment policy of the Company, which is approved by the Board of Directors and implemented by the Company's President and Senior Vice President/Treasurer, is designed primarily to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Company's lending activities and to provide and maintain liquidity. In establishing its investment strategies, the Company considers its business and growth plans, the economic environment, its interest rate sensitivity "gap" position, the types of securities to be held, and other factors. The President presents a monthly report to the Board of Directors detailing all investment activity and commitments to purchase securities.

      Securities which are classified as held to maturity are accounted for based on historical cost adjusted for amortization of premiums or discounts using the level yield method. Securities classified as held to maturity totalled $82.9 million as of December 31, 1996. The held to maturity portfolio consists primarily of U.S. Government obligations and securities of various federal agencies, mortgage-backed and related securities. Mortgage-backed securities held to maturity consists of fixed rate, five year, and seven year balloons insured or guaranteed by either FNMA or FHLMC. Mortgage-backed related securities held to maturity consist of adjustable rate and fixed rate collateralized mortgage obligations. All of the collateralized mortgage obligations are also guaranteed by FNMA or FHLMC with the exception of $10.6 million in "AAA" rated private mortgage collateral.

      Mortgage-backed and related securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgage loans with varying interest rates and maturities. The interest rate risk characteristics of the underlying pool of mortgages as well as the prepayments risk are passed on to the holder of the mortgage-backed securities. Consequently, in a declining interest rate environment there is a risk that mortgage-backed securities will prepay faster than anticipated and the Company may not be able to reinvest the cash flow from prepaid mortgage-backed securities into comparable yielding investments. In a rising interest rate environment the value of the mortgage-backed securities may be impaired and the mortgage-backed securities with fixed-rate underlying mortgage loans will be worth less as investors seek higher yielding investments.

      Securities that are classified as available for sale are accounted for at their market value, with unrealized gains and losses reported as a separate component of capital designated as "unrealized holding gains/losses on available for sale securities." Securities classified as available for sale totalled $106.6 million as of December 31, 1996. Equity capital was increased for the period ending December 31, 1996 as a result of this adjustment. The net unrealized holding gain on available for sale securities totalled $1.2 million at December 31, 1996. The available for sale portfolio consists primarily of U.S. Government obligations and securities of various federal agencies, investment grade corporate obligations, and 30-year fixed and adjustable rate mortgage-backed securities issued by GNMA, FHLMC, and FNMA. While the market value of U.S. Government and federal agency securities are directly related to changes in interest rates after the time of purchase, the market value of the investment grade corporate securities could also be affected by upgrades or downgrades in the credit rating of the issuer. The market value of both fixed and adjustable rate mortgage-backed securities is not only affected by changes in the general level of interest rates, but is also affected by prepayment experience and changes in prepayment assumptions. While adjustable rate mortgage-backed securities tend to exhibit more price stability than fixed rate mortgage-backed securities, their market value may also be influenced by the annual and lifetime caps to which they are subject. The interest rate risk associated with adjustable mortgage-backed securities is that if interest rates increase to such an extent that full interest rate adjustments cannot be made as a result of the annual or lifetime caps, the market value of such securities may be adversely affected despite its adjustable rate features.

      The following table sets forth the carrying and market values of the Company's investment securities portfolio, short-term investments, FHLB-Atlanta stock, and mortgage-backed and related securities at the dates indicated. At December 31, 1996, the market value of the Company's investment securities portfolio and mortgage-backed securities portfolio were $61.4 million and $131.6 million, respectively.

                                                 1994                  1995                 1996
                                         ---------------------   -----------------   --------------------
                                         Carrying      Market    Carrying   Market    Carrying    Market
                                           Value       Value      Value     Value      Value      Value
                                         ---------  ----------   --------  -------   ----------  --------
                                                                   (In Thousands)
Investment securities held to maturity:
 U.S. Government and related
  securities and agency obligations....    $27,986   $ 26,750   $ 31,482   $ 32,209   $ 35,558   $ 35,756
 Corporate obligations ................     21,888     21,150         --         --         --         --
 Other debt securities ................      1,485      1,427      1,832      1,836        732        742
                                          --------   --------   --------   --------   --------   --------
   Total ..............................     51,359     49,327     33,314     34,045     36,290     36,498
Investment securities,
  available for sale ..................     25,875     25,875     34,724     34,724     21,652     21,652
 FHLB-Atlanta stock ...................      3,075      3,075      3,075      3,075      3,268      3,268
                                          --------   --------   --------   --------   --------   --------
Total investment securities ...........   $ 80,309   $ 78,277   $ 71,113   $ 71,844   $ 61,210   $ 61,418
                                          ========   ========   ========   ========   ========   ========
Mortgage-backed and related
  securities held to maturity:
  Agency backed fixed rate ............   $ 38,339   $ 36,973   $ 12,857   $ 12,920   $ 11,892   $ 11,844
  Agency backed adjustable rate.......       2,582      2,545         --         --         --         --
Collateralized mortgage obligations,
  variable rate .......................         --         --     12,145     12,539     16,413     16,748
Collateralized mortgage obligations,
  fixed rate ..........................     10,920     10,299     10,944     11,012     18,265     18,146
                                          --------   --------   --------   --------   --------   --------
   Total ..............................     51,841     49,817     35,946     36,471     46,570     46,738
Mortgage-backed and related
  securities available for sale........     13,024     13,024     78,844     78,844     84,899     84,899
                                          --------   --------   --------   --------   --------   --------
Total mortgage-backed and
  related securities ..................   $ 64,865   $ 62,841   $114,790   $115,315   $131,469   $131,637
                                          ========   ========   ========   ========   ========   ========


      There were no investment securities issued by any one entity (exclusive of obligations of the U.S. Government or federal agencies) with a total carrying value in excess of 10% of the Company's equity capital at December 31, 1996.

Investment Portfolio Maturities

      The following table sets forth certain information regarding the carrying values, weighted average yields and expected maturities of the Company's investment securities portfolio as of December 31, 1996. Expected maturities may differ from contractual maturities because issuers may have the right to call some obligations without penalty. Market value adjustments recorded in compliance with SFAS 115 are not considered when computing the yields and cost of securities.

                                                                           At December 31, 1996
                                   -------------------------------------------------------------------------------------------------
                                                                                                                    Total
                                   One Year or Less  One to Five Years Five to Ten Years  After Ten Years    Investment Securities
                                   ----------------- ----------------- ----------------- -----------------  ------------------------
                                            Weighted          Weighted          Weighted          Weighted          Weighted
                                   Carrying Average  Carrying Average  Carrying Average  Carrying Average   Carrying Average  Market
                                    Value    Yield    Value    Yield    Value    Yield    Value    Yield      Value   Yield   Value
                                   -------  -------  -------  -------  -------  -------  -------  -------    ------- -------- ------

Investment securities held to
 maturity:
U.S. Government and related
   securities and agency
   obligations.....................$ 8,000   7.69     $21,579    7.12% $ 4,000   7.10%    $ 1,979   7.19%   $35,558    7.25% $35,756
Other asset-backed securities .....     --     --         732   10.24       --     --         --      --        732   10.24      742
                                   -------   ----     -------    ----  -------   ----     -------   ----    -------    ----  -------
Total, held to maturity ...........  8,000   7.69      22,311    7.22    4,000   7.10       1,979   7.19     36,290    7.31   36,498
                                   -------            -------          -------            -------           -------          -------

Investment securities available
  for sale:
U.S. Government and related
  securities and agency
  obligations .....................  2,024   7.18       4,039    6.48       --     --          --     --      6,063    6.72    6,063
Corporate obligations .............  5,023   5.78       4,082    7.29       --     --       1,003   7.89     10,108    6.59   10,108
                                   -------   ----     -------    ----  -------   ----     -------   ----    -------    ----  -------
Total available for sale ..........  7,047   6.17       8,121    6.87       --     --       1,003   7.89     16,171    6.64   16,171
                                   -------   ----     -------    ----  -------   ----     -------   ----    -------    ----  -------
Preferred stock and other equity
  securities.......................  2,491     --          --      --       --     --       2,990     --      5,481      --    5,481
                                   -------   ----     -------    ----  -------   ----     -------   ----    -------    ----  -------
Total investment securities .......$17,538   6.98%    $30,432    7.13% $ 4,000   7.10%    $ 5,972   7.43%   $57,942    7.10% $58,150
                                   =======   ====     =======    ====  =======   ====     =======   ====    =======    ====  =======

      The following table sets forth the carrying value of Registrant's mortgage-backed securities portfolio at the dates indicated.

                                                                     Weighted
                                                                     Average
                                                                     Rate at
                                  December 31,     December 31,     December 31,
                                      1995             1996             1996
                                      ----             ----             ----
Held to maturity:                              (Dollars in Thousands)

Agency backed, fixed rate....      $ 12,857         $ 11,892           6.59%
CMOs, fixed rate.............        10,944           18,265           6.46%
CMOs, adjustable rate........        12,145           16,413           6.86%
                                   --------         --------           ----
  Total held to maturity.....        35,946           46,570           6.63%
                                   --------         --------           ----

Available for Sale:

Agency backed, fixed rate....        27,429           40,181           8.05%
Agency backed, adjustable rate       50,591           44,118           6.79%
CMOs, fixed rate.............           824              600           7.79%
                                   --------         --------           ----
  Total available for sale...        78,844           84,899           7.39%
                                   --------         --------           ----
Total mortgage-backed securities   $114,790         $131,469           7.12%
                                   ========         ========           ====



      Mortgage-Backed Securities Maturity. The following table sets forth the contractual maturity of Registrant's mortgage-backed securities portfolio at December 31, 1996. The table does not include scheduled principal payments and estimated prepayments.

                                           Contractual
                                         Maturities Due
                                         --------------
                                         (In Thousands)

Less than 1 year.......................    $     74
1 to 5 years...........................      10,067
5 to 10 years..........................       4,789
Over 10 years..........................     116,539
                                           --------
     Total mortgage-backed securities..    $131,469
                                           ========

      The   following   table  sets  forth  the   activity   in  the   Company's
mortgage-backed securities during the periods indicated.



                                                      Year Ended December 31,
                                                ------------------------------------
                                                   1994         1995        1996
                                                ---------   -----------  -----------
                                                       (Dollars in Thousands)
Mortgage-backed securities:
At beginning of period ......................   $  40,109    $ 64,865    $ 114,790

   Mortgage-backed securities purchased......      42,012      57,388       46,544
   Mortgage-backed securities sold ..........      (2,801)         --       (5,183)
   Provision appreciation (depreciation) in
     market value ...........................      (1,438)      3,256         (189)
   Amortization and repayments ..............     (13,017)    (10,719)     (24,493)
                                                ---------    ---------    ---------
   Balance of mortgage-backed and related
      securities at end of period ...........   $  64,865    $114,790    $ 131,469
                                                =========    =========    =========



Sources of Funds

      Deposits. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company presently offers regular savings, interest-bearing checking, noninterest-bearing checking, money market and certificate accounts (including retirement accounts). The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. The Company's deposits are primarily obtained from areas surrounding its twelve offices, and the Company relies primarily on service and long-standing relationships with customers to attract and retain these deposits. Deposits increased $19.4 million to $397.4 million at December 31, 1996 from $378.0 million at December 31, 1995. The weighted average rate of deposits decreased from 4.96% at December 31, 1995 to 4.71% at December 31, 1996, as interest rates remained fairly stable during 1996. The opening of our newest branch office in Madison Heights, Virginia (Amherst County) contributed a $2.8 million deposit gain in six months of operations.

      When management determines the levels of the Company's deposit rates, consideration is given to local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds.

      The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented. The Company does not have a significant amount of deposits from out-of-state sources.


                                                                              At December 31,
                                ----------------------------------------------------------------------------------------------------
                                              1994                                1995                             1996
                                --------------------------------   --------------------------------   ------------------------------
                                                        Weighted                           Weighted                         Weighted
                                             Percent    Average                  Percent    Average              Percent    Average
                                             to Total   Nominal                  to Total   Nominal              to Total   Nominal
                                 Amount      Deposits    Rate      Amount        Deposits    Rate     Amount     Deposits    Rate
                                --------   ----------- ---------   -------       --------  --------   ------     --------- ---------
                                                                      (Dollars in Thousands)
Transaction accounts:
  Noninterest-bearing
   checking accounts ........   $  3,274          .97%     --%    $  6,218         1.65%      --%   $  6,790       1.71%      --%
  NOW and Super NOW .........     26,048         7.72    2.76       30,664         8.11     2.76      32,957       8.29     2.30
  Money market ..............     52,130        15.46    3.41       45,642        12.08     3.58      43,735      11.00     3.52
  Savings ...................     32,314         9.58    3.00       33,956         8.98     3.00      34,520       8.69     3.03
                                --------       ------             --------       ------             --------     ------
       Total ................    113,766        33.73    3.05      116,480        30.82     3.00     118,002      29.69     2.83
                                --------       ------             --------       ------             --------     ------

Certificate accounts:
 Contractual maturities:
   Within 12 months .........    137,840        40.87    4.96      163,861        43.35     5.66     158,156      39.80     5.21
   12-36 months .............     46,905        13.91    5.57       55,844        14.77     5.84      86,648      21.80     5.61
   Beyond 36 months .........     38,745        11.49    5.87       41,790        11.06     6.51      34,629       8.71     6.51
                                --------       ------             --------       ------             --------     ------
      Total .................    223,490        66.27    5.25      261,495        69.18     5.83     279,433      70.31     5.50
                                --------       ------             --------       ------             --------     ------
      Total deposits.........   $337,256       100.00%   4.50%    $377,975       100.00%    4.96%   $397,435     100.00%    4.71%
                                ========       ======             ========       ======             ========     ======



      The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1996.

                                          Certificates
Maturity Period                            of Deposits
                                          --------------
                                          (In Thousands)
Within three months..................         $ 8,934
Three through six months.............           4,980
Six through twelve months............           9,595
Over twelve months...................          17,080
                                              -------
                                              $40,589
                                              =======

Borrowings

      Deposits are the Company's primary source of funds. The Company's policy has been to utilize borrowings to meet liquidity needs and when they are a less costly source of funds or can be invested at a positive rate of return. The Company may obtain from the FHLB-Atlanta advances which are generally secured by a blanket lien against the Company's mortgage loan portfolio. At December 31, 1996, the Company had $41.0 million in outstanding advances from the FHLB-Atlanta. The Company, from time to time, also makes use of other forms of borrowings, primarily reverse repurchase agreements. At December 31, 1996, the Company had $19.0 million in outstanding reverse repurchase agreements collateralized by mortgage backed and mortgage related securities. The weighted average interest rate for all borrowed funds was 5.69% at December 31, 1996.

      The following table sets forth certain information regarding FHLB - Atlanta advances and other borrowings at the dates or for the periods indicated.


                                                                 At or for the Year
                                                                 Ended December 31,
                                                           -----------------------------
                                                            1994        1995       1996
                                                           ------      ------     ------
                                                              (Dollars in Thousands)

Average balance outstanding ............................   $13,199    $30,702    $50,236
Maximum amount outstanding at any month-end
  during the period ....................................    19,250     43,250     60,000
Balance outstanding at end of period ...................    11,250     29,250     60,000
Weighted average interest rate during the period .......      6.74%      6.36%      5.57%
Weighted average interest rate at the end of period.....      7.14%      5.97%      5.69%



      The following table sets forth at December 31, 1996 the repayment schedule, interest rates and amounts of FHLB-Atlanta advances and other borrowings due by year.

              Interest
Year Due        Rate          Amount
--------      --------        ------
                          (In Thousands)

1997           5.66%          $56,000
1998           5.51             2,000
1999             --                --
2000           6.16             2,000
                              -------
                              $60,000


Personnel

      As of December 31, 1996, the Company had 132 full-time and 8 part-time employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

Regulation

      Set forth below is a brief description of certain laws which relate to the regulation of the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Unless otherwise indicated, this section discusses regulations that apply to the Company indirectly through their direct application to the Bank. However, the section entitled "Company Regulation" applies to the Company rather than the Bank.

      General. As a federally chartered, SAIF-insured savings association, the Company is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Company is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

      The OTS, in conjunction with the FDIC, regularly examines the Company and prepares reports for the consideration of the Company's Board of Directors on any deficiencies that they find in the Company's operations. The Company's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Company's mortgage documents.

      The Company must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company and its operations. The Company, as a holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and the Securities and Exchange Commission ("SEC").

Insurance of Deposit Accounts

      The deposit accounts held by the Company are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 1996, SAIF members paid within a range of 23 to 31 basis points (23 cents to 31 cents per $100 of domestic deposits), depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to a law adopted during 1996, the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Company's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the assessment for the Company totalled $2.2 million. The FDIC has lowered the premium for deposit insurance to a level necessary to maintain the SAIF at its required reserve level. As of January 1, 1997, the Company was not required to pay any deposit insurance premium; however, the FDIC may choose to reinstate premiums in the future.

      The Company will pay, in addition to its deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.6 basis points toward the retirement of Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their deposit insurance premium, approximately 1.3 basis points. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. By January 1, 1999, the BIF and the SAIF will be merged, provided there are no financial institutions still chartered as savings associations. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

Regulatory Capital Requirements

      OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and
(3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

      Savings associations with a greater than "normal" level of interest rate exposure may, in the future, become subject to a deduction from capital for an interest rate risk ("IRR") component for purposes of calculating their risk-based capital requirement.

      The Company is not under any agreement with regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Company.

Prompt Corrective Action

      Banking  regulators  are  required  to take  certain  supervisory  actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS rules, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked -based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0% In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

      Immediately upon becoming undercapitalized, an institution becomes subject to restrictive provisions. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long term cost to the deposit insurance fund, subject in certain cases to specified procedures.

      The Company is currently a well capitalized institution.

Dividend and Other Capital Distribution Limitations

      Under Virginia law, the Company may pay any cash dividend, so long as after giving effect to the dividend, the Company will (1) be able to pay its bills in the usual course of business; and (2) the Company's total assets will not be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. With respect to stock dividends, shares may be issued pro rata and without the requirement that shareholders pay for any part of the dividend.

      The Bank, however, is subject to OTS restrictions on the payment of dividends to its sole stockholder FFVA Financial Corporation. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account created in connection with the mutual to stock conversion of the Bank.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1996, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions to the Company could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized" (not meet any one of its minimum regulatory capital requirements).

Qualified Thrift Lender Test

      The Home Owners Loan Act ("HOLA"), as amended, requires savings institutions to meet a qualified thrift lender ("QTL") test. If the Company maintains at least 65% of its portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets) in Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the Federal Home Loan Banks, FNMA and FHLMC as qualifying QTIs. Compliance with the QTL test is measured on a monthly basis in nine out of every 12 months. As of December 31, 1996, the Company was in compliance with its QTL requirement with 87.14% of its total assets invested in QTIs.

      A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank.

Liquidity Requirements

      All savings associations are required to maintain an average daily balance of liquid assets, as defined by the OTS, equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. The Company was in compliance with this requirement on December 31, 1996.

Federal Home Loan Bank System

      The Company is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Company is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. As of December 31, 1996, the Company had $3.3 million in FHLB stock, which was in compliance with this requirement.

Company Regulation

      The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Company's subsidiary savings association and not for stockholders of the Company.

      As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Company satisfies the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

      The Company must obtain approval from the OTS before acquiring control of any other SAIF- insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Recent and Proposed Legislation

      Bills have been introduced to congressional committees that would consolidate the OTS with the Office of the Comptroller of the Currency ("OCC"). The resulting agency would regulate all federally chartered commercial banks and thrift institutions. In the event that the OTS is consolidated with the OCC, it is possible that the thrift charter could be eliminated and thrifts could be forced to convert to commercial banks. Legislation passed in 1996 required the recapture (for income tax purposes) of the Bank's post 1987 additions to bad debt reserves; however, the Bank's management does not believe this recapture has had a material effect on the earnings of the Bank or the Company because the Bank has previously provided deferred taxes on its bad debt reserves. Under current law and regulations, a unitary savings and loan holding company, such as the Company, which has only one thrift subsidiary such as the Bank, has essentially unlimited investment authority. Legislation has also been proposed which, if enacted, would limit the non-banking related activities of savings and loan holding companies to those activities permitted for bank holding companies.

Executive Officers of the Registrant
------------------------------------

      The following individuals were executive officers of the Registrant as of December 31, 1996:


Name                          Age(1)     Positions Held With the Registrant
----                          ------     ----------------------------------

James L. Davidson, Jr.          63       President, and Chief Executive Officer

E. L. (Ron) Rash, Jr.           45       Executive Vice President

Ronald W. Neblett               49       Senior Vice President and Treasurer

Margaret C. Burnette            52       Senior Vice President and Secretary

---------------------------
(1)   At December 31, 1996.


      The following is a description of the principal occupation and employment of the executive officers of the Registrant as of December 31, 1996, during at least the past five years.

     James L. Davidson, Jr., has served as a director of the Bank since 1965 and was appointed President in 1975. Mr. Davidson's employment with the Bank commenced in 1961. Mr. Davidson has also served as director of the Company since its formation in 1994.

     E.L. (Ron) Rash, Jr., has served as Executive Vice President of the Bank since December 1995. Prior to that he served as a Senior Vice President of the Bank. Mr. Rash has been employed by the Bank for 17 years. Mr. Rash has also served as an executive officer of the Company since its formation in 1994.

     Ronald W. Neblett, CPA, has served as Senior Vice President and Treasurer of the Bank since January 1985. Mr. Neblett has been employed by the Bank for 25 years. Mr. Neblett has also served as an executive officer of the Company since its formation in 1994.

     Margaret C. Burnette has served as Senior Vice President and Secretary of the Bank since January 1985. Ms. Burnette has been employed with the Bank for 33 years. Ms. Burnette has also served as an executive officer of the Company since its formation in 1994.

Item 2. Properties
------------------

Properties
----------

      The Company conducts its business through its main office and eleven branch offices.

Item 3. Legal Proceedings
-------------------------

      There are various claims and lawsuits in which the Company are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

      No matter was submitted to a vote of security holders during the fourth quarter of the most recent fiscal year.

                                    PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

      The information contained under the section captioned "Stock Price Information" on page 53 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Selected Financial Data
---------------------------------

      The information contained in the table captioned "Selected Consolidated Financial and Other Data" and "Selected Consolidated Financial Ratios and Other Data" on pages 3 and 4 of the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 to 16 of the Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data
-----------------------------------------------------

      The   Registrant's   financial   statements   listed  under  Item  14  are
incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
--------------------

      There were no changes in or disagreements with accountants on accounting and financial disclosure during the last fiscal year.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      The information contained under the section captioned "Information With Respect to Nominees for Director and Directors Continuing in Office" in the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on April 22, 1997 (the "Proxy Statement") is incorporated herein by reference.

      Additional information concerning executive officers is included in this report under "Part I Executive Officers of the Registrant" and included in the Proxy Statement in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation
--------------------------------

      The information contained in the section captioned "Director and Executive
Officer   Compensation"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the chart in the section captioned "Voting Securities and Principal Holders Thereof" and to the chart in the section captioned "Information With Respect to Nominees for Director and Directors Continuing in Office" in the Proxy Statement.

      (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

      (a)   The following documents are filed as a part of this report:

            1. The following financial statements and the report of independent accountants of the Registrant included in the Annual Report are incorporated herein by reference and also in Item 8 hereof.

     Report of Independent Auditors

     Consolidated Statements of Financial Condition as of December 31, 1995 and 1996

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996

     Consolidated Statements of Income for the Years Ended December 31, 1994, 1995 and 1996

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996

     Notes to Consolidated Financial Statement

            2. Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

            3.  The   following   exhibits   are  included  in  this  Report  or
incorporated herein by reference:

            (a)   List of Exhibits:

             3(i)   Restated   Articles  of   Incorporation  of  FFVA  Financial
                    Corporation*

             3(ii)  Bylaws of FFVA Financial Corporation

             11     Statement regarding computation of per share earnings

             13 Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996

             21     Subsidiaries of the Registrant**

             23 Consent from Cherry, Bekaert & Holland, L.L.P. regarding the incorporation by reference of their report into a previously filed Registration Statement on Form S-8 originally filed by the Registrant with the Securities and Exchange Commission on September 28, 1995

             27     Financial Data Schedule***

             (b) On November 13, 1996, the Company filed a Form 8-K which indicated its receipt of regulatory authorization to repurchase up to 502,255 shares of the Company's outstanding common stock.








---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-79540) declared effective by the Commission on August 12, 1994.
** Incorporated by reference to the Form 10-K filed on March 28, 1995 with the Commission for the fiscal year ended December 31, 1994.
***  Provided in electronic filing only.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 25, 1997.

                                          FFVA FINANCIAL CORPORATION


                                          By: /s/ James L. Davidson, Jr.
                                              ---------------------------
                                              James L. Davidson, Jr.
                                              President and Chief Executive
                                               Officer
                                              (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 1997.


/s/ James L. Davidson, Jr.                   /s/ Ronald W. Neblett
-----------------------------------          ----------------------------------
James L. Davidson, Jr.                       Ronald W. Neblett
President, Chief Executive Officer,          Senior Vice President and Treasurer
and Director                                 (Principal Financial and Accounting
(Principal Executive Officer)                  Officer)


/s/ John W. Ferguson, Jr.                     /s/ James K. Candler
-----------------------------------           ---------------------------------
John W. Ferguson, Jr.                         James K. Candler
Chairman of the Board                         Director


/s/ James E. McCausland                       /s/ Thomas P. Whitten
-----------------------------------           ---------------------------------
James E. McCausland                           Thomas P. Whitten
Director                                      Director


/s/ Edward A. Hunt, Jr.                       /s/ V. Howard Belcher
-----------------------------------           ---------------------------------
Edward A. Hunt, Jr.                           V. Howard Belcher
Director                                      Director


/s/ Charles R. W. Schoew                      /s/ Thomas O. Doyle
-----------------------------------           ---------------------------------
Charles R. W. Schoew                          Thomas O. Doyle
Director                                      Director