Form 10-Q
period 1997-03-31
FFVA FINANCIAL CORP
filed 1997-05-09
CIK 924285

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C.  20549

                                           FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                              ---------------------------
                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

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


                                 (804) 845-2371
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


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

         Class $.10 par value common stock 4,520,552 shares outstanding as of April 30, 1997
--------------------------------------------------------------------------------



                               Page 1 of 15 Pages

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY

                                    FORM 10-Q

                                      Index
                                      -----

Part I         Financial Information                                       Page
------         ---------------------                                       ----

Item 1.        Financial Statements (unaudited)

               Consolidated Statements of Financial Condition as of
               March 31, 1997 and December 31, 1996                          3

               Consolidated Statements of Income for the Three Month
               Periods ended March 31, 1997 and 1996                         4

               Consolidated Statements of Changes in Stockholders'
               Equity for the Three Months ended March 31, 1997 and 1996     5

               Consolidated Statements of Cash Flows for the Three
               Months ended March 31, 1997 and 1996                          6

               Notes to Consolidated Financial Statements                    8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10


Part II        Other Information
-------        -----------------

Item 1         Legal Proceedings                                            14

Item 2         Changes in Securities                                        14

Item 3         Defaults upon Senior Securities                              14

Item 4         Submission of Matters to a Vote of Security Holders          14

Item 5         Other Information                                            14

Item 6         Exhibits and Reports on Form 8-K                             14

               Signature Page                                               15

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                                            March 31,     December 31,
                                                                               1997           1996
                                                                         ---------------  ------------
                                                                                   (unaudited)

ASSETS

Cash and cash equivalents                                                   $   6,113      $   6,634
Investment securities, held to maturity (Estimated market of $37,893
 at March 31, 1997 and $36,498 at December 31, 1996)                           38,267         36,290
Investment securities, available for sale, at market                           29,419         21,652
Investment securities, restricted, at cost                                      3,550          3,268
Mortgage-backed securities, held to maturity (Estimated market of $54,712
 at March 31, 1997 and $46,738 at December 31, 1996)                           54,918         46,570
Mortgage-backed securities, available for sale, at market                      79,372         84,899
Loans receivable, net                                                         325,064        321,528
Foreclosed real estate                                                             29            154
Property and equipment, net                                                     6,256          6,283
Accrued interest receivable                                                     4,103          4,054
Prepaid expenses and other assets                                               1,102            886
Goodwill                                                                        1,578          1,608
                                                                            ---------      ---------

     Total assets                                                           $ 549,771      $ 533,826
                                                                            =========      =========



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits                                                                    $ 406,812      $ 397,435
Advances from Federal Home Loan Bank and other borrowed money                  67,990         60,000
Advances from borrowers for taxes and insurance                                   996            917
Other liabilities                                                               2,631            993
                                                                            ---------      ---------
     Total liabilities                                                        478,429        459,345
                                                                            ---------      ---------



Stockholders' equity
Preferred stock, $.10 par value, 500,000 shares authorized, none issued          --             --
Common stock, $.10 par value, 11,500,000 shares authorized,
 4,520,552 and 4,692,552 outstanding, respectively                                452            469
Additional paid-in capital                                                     43,687         45,336
Less unearned ESOP  and MSBP shares                                            (3,726)        (3,726)
Retained earnings, substantially restricted                                    30,342         31,220
Unrealized gain on assets available for sale, net of taxes                        587          1,182
                                                                            ---------      ---------

     Total stockholders' equity                                                71,342         74,481
                                                                            ---------      ---------
     Total liabilities and stockholders' equity                             $ 549,771      $ 533,826
                                                                            =========      =========

See Notes to Consolidated Financial Statements

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)

                                                          For the Three Months Ended
                                                                    March 31,
                                                                 1997       1996
                                                               ------      -----
                                                                  (unaudited)
INTEREST INCOME
   Loans                                                       $ 7,097   $ 6,608
   Mortgage-backed securities                                    2,307     2,098
   U. S. Government obligations, agencies, and
    other investments including overnight deposits               1,228     1,280
                                                               -------   -------

       Total interest income                                    10,632     9,986
                                                               -------   -------
INTEREST EXPENSE
   Deposits                                                      4,602     4,639
   Borrowed money                                                  914       560
                                                               -------   -------

       Total interest expense                                    5,516     5,199
                                                               -------   -------

       Net interest income                                       5,116     4,787
PROVISION FOR CREDIT LOSSES                                          -        60
                                                               -------   -------
       Net interest income after provision for credit losses     5,116     4,727
                                                               -------   -------
NONINTEREST INCOME
   Service charges and fees on loans                               117        95
   Net gain (loss) on sale of investments                           39        91
   Other income                                                    187       147
                                                               -------   -------
       Total noninterest income                                    343       333
                                                               -------   -------

NONINTEREST EXPENSES
   Compensation and other personnel costs                        1,524     1,450
   Office occupancy and equipment                                  268       240
   Federal insurance of accounts                                    60       203
   Data processing                                                 260       243
   Advertising                                                      58        86
   Other                                                           321       347
                                                               -------   -------
        Total noninterest expense                                2,491     2,569
                                                               -------   -------
       Income before income tax expense                          2,968     2,491
       Income tax expense                                        1,074       882
                                                               -------   -------

       Net Income                                              $ 1,894   $ 1,609
                                                               =======   =======

       Primary earnings per share                              $   .40   $   .30   *
       Fully diluted earnings per share                        $   .40   $   .30   *
       Cash dividends paid per common share                    $   .10   $  .075   *



See Notes to Consolidated Financial Statements

  *  Restated to reflect two-for-one stock split paid June 5, 1996

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                    unaudited

                                                                                   Unrealized

                                                                                      Gain

                                                       Additional                  on Assets       Unearned      Unearned

                                           Common       Paid-In       Retained     Available         ESOP          MSBP

Three Months Ended March 31, 1996:          Stock       Capital       Earnings   For Sale, Net      Shares        Shares      Total
                                      ----------------------------------------------------------------------------------------------


 Balance at December 31, 1995           $   285      $  55,057     $  35,824     $   1,508      $  (2,339)    $  (2,276)  $  88,059

  Net Income                                  -              -         1,609             -              -             -       1,609

  Change in unrealized gain on
     assets available for sale, net           -              -             -          (513)             -             -        (513)

  Repurchase of common stock                (14)        (2,680)       (1,564)            -              -             -      (4,258)

  Cash dividends paid                         -              -          (410)            -              -             -        (410)
                                      ----------------------------------------------------------------------------------------------

Balance at March 31, 1996               $   271       $ 52,377     $  35,459     $     995      $  (2,339)    $  (2,276)  $  84,487
                                      ==============================================================================================



Three Months ended March 31, 1997:

Balance at December 31, 1996            $   469       $ 45,336     $  31,220     $   1,182      $  (2,000)     $ (1,726)  $  74,481

  Net Income                                  -              -         1,894             -              -             -       1,894

  Change in unrealized gain on
     assets available for sale, net           -              -             -          (595)             -             -        (595)

   Repurchase of common stock               (17)        (1,649)       (2,323)            -              -             -      (3,989)

  Cash dividends paid                         -              -          (449)            -              -             -        (449)
                                      ----------------------------------------------------------------------------------------------

Balance at March 31, 1997               $  452       $  43,687     $  30,342     $     587       $ (2,000)     $ (1,726)   $ 71,342
                                      ==============================================================================================

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                            Three months Ended March 31,
                                                                1997          1996
                                                            ----------   ---------------
                                                                  (unaudited)

OPERATING ACTIVITIES
Net income                                                   $  1,894    $  1,609
Adjustments to  reconcile  net  income  to
net  cash  provided  by  operating activities:
  Provision for credit losses                                      --          60
  Gain on sale of equipment                                        --          (1)
  Provision for depreciation and amortization                     157         141
  Amortization of premium on sale of loans                          4           6
  Realized investment security gains                              (39)        (91)
  Loss on sale of foreclosed real estate                            1          --
  Increase in interest receivable                                 (49)        (38)
  Decrease in other assets                                        133         112
  Increase in other liabilities                                 1,717       1,225
                                                             --------    --------

          Net cash provided by operating activities             3,818       3,023
                                                             --------    --------

INVESTING ACTIVITIES
Proceeds from maturities of investment securities
  held to maturity                                                 23       3,015
Purchases of investment securities held to
  maturity and FHLB stock                                      (2,282)     (4,170)
Proceeds from sales of investment securities
  available for sale                                            3,042       2,102
Purchases of investment securities available for sale         (11,112)     (4,365)
Proceeds from collections on mortgage-backed
  securities held to maturity                                   1,789       1,412
Purchases of mortgage-backed securities held to maturity      (10,137)    (10,129)
Proceeds from sales of and collections on
  mortgage-backed securities available for sale                 4,925       6,017
Purchases of mortgage-backed securities available for sale         --      (9,889)
Net increase in loans receivable                               (3,540)     (5,847)
Purchases of premise and equipment                               (100)       (347)
Proceeds from sale of foreclosed real estate                      131          --
Purchases of foreclosed real estate                                (7)        (46)
                                                             --------    --------

          Net cash used by investing activities               (17,268)    (22,247)
                                                             --------    --------

                                   (continued)

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (In Thousands)

                                                    Three months Ended March 31,
                                                           1997       1996
                                                        ---------   ------------
                                                             (unaudited)

FINANCING ACTIVITIES
Net increase in deposit accounts                        $  9,377    $  5,204
Proceeds from advances and other borrowed money           27,020      29,184
Repayments of advances and other borrowed money          (19,030)    (11,539)
Repurchase of common stock                                (3,989)     (4,258)
Payment of cash dividend                                    (449)       (410)
                                                        --------    --------

          Net cash provided by financing activities       12,929      18,181
                                                        --------    --------

          Decrease in cash and cash equivalents             (521)     (1,043)

Cash and cash equivalents at beginning of period           6,634       7,683
                                                        --------    --------
Cash and cash equivalents at end of period              $  6,113    $  6,640
                                                        ========    ========

Supplemental disclosures
Gross unrealized gain on assets available for sale      $    917    $  1,554
Deferred income tax                                         (330)       (559)
                                                        --------    --------
     Net unrealized gain on assets available for sale   $    587    $    995
                                                        ========    ========

Cash paid for:
     Interest on deposits and borrowed funds            $  5,327    $  5,177
     Income taxes                                       $     47    $      -


See Notes to Consolidated Financial Statements

FFVA FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 1997 and 1996

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

(2)  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes hereto for the year ended December 31, 1996 of FFVA Financial Corporation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1997.

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

As part of the conversion to stock form, the Bank formed an Employee Stock Ownership Plan ("ESOP") for eligible employees. The ESOP purchased 157,467 (pre-split) common shares of the company issued in the conversion, which was funded by a loan from the Company. There are currently 200,000 shares of unallocated stock securing the loan. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as a reduction of the stockholders' equity in the consolidated balance sheet.

(4)  Stock Split

On June 5, 1996, the Company's stock split two-for-one as the result of the payment of a 100% stock dividend. References to the number of shares outstanding and earnings per share for periods presented prior to the stock split have been adjusted to reflect the effect of the stock split unless otherwise noted.

(5)  Stock Repurchase and Retirement

During the quarter ending March 31, 1997, the Company repurchased 172,000 shares of common stock at an average price of $23.19 per share. In accordance with the Laws of Virginia, this stock was retired, resulting in a reduction in the number of common shares reported as issued and outstanding at March 31, 1997 to 4,520,552 shares. As a result of the repurchase, common stock was reduced $17,000, additional paid-in capital was reduced $1.6 million and retained earnings were reduced $2.3 million to reflect the elimination of the shares.

(6)  Management and Stock Option Plans

During  1995,  the Company  formed a Management  and  Director  Stock Bonus Plan
(MSBP). Under the plan, common stock is available for issuance to directors and personnel in key positions of responsibility. A total of 49,428 (adjusted for split) shares were distributed on April 27, 1996. As of March 31, 1997, a total of 196,000 shares remain allocated to directors and personnel with distribution scheduled annually until April 27, 2000. As of March 31, 1997 the Company held 121,320 shares at an average purchase price of $14.23 for future distribution. These undistributed shares have been accounted for as a reduction of the stockholders' equity in the consolidated balance sheet.

The Company also implemented a stock option plan during 1995. This plan provides for the granting to directors and personnel in key positions of responsibility 630,366 options to purchase common stock at a price of $12.50 per share (the closing market price of the stock on the date of approval, adjusted for the effect of the stock split). The options vest over a five year period, with the first options having vested on April 27, 1996. As of March 31, 1997 there were 118,221 vested options outstanding.

(7)  Earnings Per Share

Earnings per share of common stock for the three month periods ended March 31, 1997 and 1996 has been determined by dividing the net income for the periods by the calculated weighted average number of shares of common stock and common stock equivalents outstanding. In accordance with Statement of Position 93-6, shares controlled by the ESOP are not considered in the weighted average number of shares outstanding until the shares are committed for allocation to an employee's individual account. Earnings per share amounts for prior periods have been restated to reflect the two-for-one stock split paid June 5, 1996.

(8)  Commitments and Contingencies

At March 31, 1997, the Company had outstanding commitments to originate mortgage loans of $6.4 million. Unused consumer, equity and commercial lines of credit available to customers were $20.7 million at March 31, 1997. The undisbursed portion of loans in process totaled $2.9 million at March 31, 1997 and the Company had outstanding commitments to purchase $3.0 million fixed-rate mortgage backed securities. In addition, the Bank is also a party to interest rate swap agreements with a regional bank totaling $15.0 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition
------------------------------

Total assets of the Company increased by $16.0 million, or 3.00%, from $533.8 million at December 31, 1996 to $549.8 million at March 31, 1997. The increase in total assets during the first three months of 1997 was due primarily to the purchase of mortgage-backed and investment securities and an increase in the balance of net loans receivable.

Cash and cash equivalents decreased by $500,000, or 7.58%, to $6.1 million at March 31, 1997. Investment securities increased by $10.0 million, or 16.34%, to $71.2 million at March 31, 1997. At March 31, 1997, $41.8 million of the Company's investment securities (which include restricted securities totalling $3.6 million) were classified as held to maturity and $29.4 million of investment securities were classified as available for sale. Mortgage-backed securities increased by $2.8 million, or 2.13%, to $134.3 million at March 31, 1997. At March 31, 1997, $54.9 million of the Company's mortgage-backed securities were classified as held to maturity, and $79.4 million of mortgage-backed securities were classified as available for sale.

Loans receivable, net, increased by $3.6 million, or 1.01%, to $325.1 million at March 31, 1997 compared to $321.5 million at December 31, 1996. The increase is largely due to management's increased emphasis on expanding its loan portfolio. While mortgage loans outstanding remained relatively stable, non-mortgage loans increased by approximately $3.0 million.

Deposits increased by $9.4 million, or 2.37%, from $397.4 million at December 31, 1996 to $406.8 million at March 31, 1997.

FHLB advances and other borrowed money increased by $8.0 million, or 13.33%, to $68.0 million at March 31, 1997, compared to $60.0 million at December 31, 1996. During the period, the Company increased its net outstanding FHLB advances by $25.0 million and decreased its net reverse repurchase agreements outstanding with a regional bank by $17.0 million. Funds from the additional borrowings were used to fund the purchase of mortgage backed and investment securities and to fund the growth of the company's loan portfolio.

Equity decreased by $3.2 million, or 4.30%, from $74.5 million at December 31, 1996 to $71.3 million at March 31, 1997. The decrease was primarily a result of the company's decision to repurchase and retire 172,000 shares of common stock, reducing equity by $4.0 million. This was partially offset by net income of $1.9 million during the three month period. Equity was also decreased due to a decline in the market value of available for sale securities, net of taxes of $595,000 during the three month period. Equity decreased $449,000 as the result of the Company paying a $.10 per share dividend for the first quarter of 1997.

Comparison of Results of Operation for the Three Months ended March 31, 1997 and 1996.
--------------------------------------------------------------------------------

Net Income

Net income increased $285,000 as the Company reported net income of $1.9 million for the three month period ended March 31, 1997 compared to $1.6 million for the three month period ended March 31, 1996. The company reported a $329,000 increase in net interest income, a $60,000 decrease in the provision for credit losses and a $78,000 decrease in noninterest expense. These were partially offset by a $192,000 increase in income tax expense.

Net Interest Income

Net interest income increased by $329,000, or 6.9%, in the three months ended March 31, 1997 to $5.1 million compared to $4.8 million in the same period in 1996. The Company's interest rate spread and net interest margin were 3.40% and 3.92%, respectively, during the three month period ended March 31, 1997. This compares to an interest rate spread and net interest margin of 3.18% and 3.90% respectively, for the three month period ended March 31, 1996.

Provision for Credit Losses

Based on managements' evaluation of the loan portfolio, the Company recorded a provision for credit losses of $60,000 for the three month period ending March 31, 1996. No provision for credit loss was recorded for the three month period ended March 31, 1997. The allowance for credit losses at March 31, 1997 totaled $3.3 million or 1.00% of gross loans receivable.

Noninterest Income

Noninterest income remained relatively stable for each of the three month periods ended March 31, 1997 and 1996.

Noninterest Expense

Noninterest expense decreased $78,000, or 3.04%, for the three month period ending March 31, 1997 compared to the three month period ended March 31, 1996 from $2.6 million to $2.5 million. The decrease was primarily the result of a $143,000 decrease in the cost of federal insurance of accounts from $203,000 to $60,000. This was partially offset by a $74,000 increase in compensation and other personnel costs.

Income Tax Expense

The company recognized income tax expense of $1.1 million for the three months ended March 31, 1997 compared to $882,000 for the comparable period in 1996. Such increases in income tax expenses during the three month period ended March 31, 1997 primarily reflect the increase in the Company's net income before taxes.

Liquidity and Capital Resources
-------------------------------

The Bank's liquidity is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits to fund cash requirements experienced in the normal course of business. The Bank has been able to generate sufficient cash through its deposits as well as borrowings (consisting primarily of advances from the FHLB of Atlanta and reverse repurchase agreements with other banks). At March 31, 1997, the Bank had $66.0 million of outstanding advances from the FHLB of Atlanta and $2.0 million of reverse repurchase agreements with other banks. The Bank is also party to an interest rate swap agreement whereby the Bank pays a fixed rate of interest and receives a variable rate of interest from the counterparty. The net effect of this transaction is to effectively convert $7.0 million of variable rate FHLB advances to a fixed rate of 5.20% until January 1998 and $8.0 million of variable rate FHLB advances to a fixed rate of 5.27% until February 1999.

Liquidity management is both a daily and long-term function of business management. Excess cash is generally invested in overnight deposits. On a longer-term basis, the Bank maintains a strategy of purchasing investment securities and mortgage-backed securities. The Bank attempts to ladder the maturities of its investment portfolio to provide an ongoing source of liquidity. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At March 31, 1997, the total approved loan commitments outstanding amounted to $6.4 million. At the same date, commitments under unused lines of credit amounted to $20.7 million, while the undisbursed balance on construction loans totalled $2.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totaled $162.4 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank had an average liquidity ratio of 13.39% during the quarter ended March 31, 1997, which exceeded the required minimum liquid asset ratio of 5.0%.

At March 31, 1997, the Bank had regulatory capital which was well in excess of applicable limits. At March 31, 1997, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets, and risk-based capital of 8.0% of adjusted risk-weighted assets. At March 31, 1997, the Bank's tangible capital was $54.7 million, or 9.97% of adjusted total assets, core capital was $54.7 million, or 9.97% of adjusted total assets and risk-based capital was $58.0 million, or 20.55% of adjusted risk-weighted assets, exceeding the requirements by $46.5 million, $38.3 million, and $35.4 million, respectively.

Average Balance Sheet

The following table sets forth certain information relating to the Savings Bank's statements of financial condition and the statements of income for the three month periods ended March 31, 1997 and 1996 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets and liabilities, respectively, for the periods shown. Average balances are derived from month end balances. Management does not believe that the use of month end balances instead of average daily balances has caused any material difference in the information presented. The average balances of loans receivable include loans on which the Savings Bank has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields. Market value adjustments recorded in compliance with SFAS 115 are not considered when computing the yields and average balance of securities.

                                                              For the Three Months Ended March 31
                                      ------------------------------------------------------------------------------
                                                     1997                                    1996
                                      ------------------------------------------------------------------------------
                                        Average                     Average      Average                   Average
                                        Balance      Interest     Yield/Cost     Balance     Interest     Yield/Cost
                                        -------      --------     ----------     -------     --------     ----------
                                                                 (Dollars in Thousands)
Assets:
Interest-earning assets:
  Mortgage loans, net.............      $289,539       $6,314          8.72%    $273,997      $6,101          8.91%
  Consumer and other loans, net...        33,490          783          9.35       21,077         507          9.62
  Mortgage-backed and related
   securities(1)..................       129,680        2,307          7.12      122,086       2,098          6.87
  Overnight and short term deposits        6,303           81          5.14        4,178          59          5.65
  Investment securities(1)(2).....        63,263        1,147          7.25       69,913       1,221          6.99
                                        --------       ------                   --------       -----
      Total interest-earning assets      522,275       10,632          8.14      491,251       9,986          8.13
                                                       ------                                  -----
Noninterest-earning assets........        19,634                                  18,215
                                        --------                                --------
      Total assets................      $541,909                                $509,466
                                        ========                                ========
Liabilities and Equity Capital:
 Interest-bearing liabilities:
  Deposits:
   Transaction accounts...........      $ 84,340          559          2.65     $ 81,689         602          2.95
   Savings and certificates.......       316,663        4,043          5.11      297,596       4,037          5.43
                                        --------       ------                   --------       -----
      Total deposits..............       401,003        4,602          4.59      379,285       4,639          4.89
  FHLB advances and other
  borrowings......................        64,008          914          5.71       40,983         560          5.47
                                        --------       ------                    -------       -----
      Total interest-bearing liabilities 465,011        5,516          4.74      420,268       5,199          4.95
                                                       ------                                  -----
Other liabilities.................         3,413                                   3,219
                                        --------                                --------
      Total liabilities...........       468,424                                 423,487
                                         -------                                --------
Equity capital....................        73,485                                  85,979
                                        --------                                --------
      Total liabilities and equity
      capital.....................      $541,909                                $509,466
                                        ========                                ========
Net interest income/interest rate
spread(3).........................                    $ 5,116          3.40%                 $ 4,787          3.18%
                                                      =======                                =======
Net earning assets/net interest
margin(4).........................       $57,264                       3.92%     $70,983                      3.90%
                                        ========                                ========
Ratio of interest-earning assets to
interest-bearing liabilities......        112.31%                                 116.89%
                                         =======                                 =======

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

                                  FFVA FINANCIAL CORPORATION

Dated:    April 30, 1997              /s/ James L. Davidson, Jr.
      -----------------------             --------------------------------------
                                          James L. Davidson, Jr.
                                          President and Chief Executive Officer




Dated:    April 30, 1997              /s/ Ronald W. Neblett,CPA
      -----------------------             --------------------------------------
                                          Ronald W. Neblett, CPA
                                          Senior Vice-President, Treasurer, and
                                          Chief Financial Officer