Form 10-Q
period 1997-06-30
FFVA FINANCIAL CORP
filed 1997-08-11
CIK 924285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             June 30, 1997
                              --------------------------------------------------
                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to
                                ------------------------------------------------

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

         Class $.10 par value common stock 4,520,552 shares outstanding as of August 1, 1997
--------------------------------------------------------------------------------



                               Page 1 of 16 Pages

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY

                                    FORM 10-Q

                                      Index
                                      -----

Part I            Financial Information                                                         Page
------            ---------------------                                                         ----

Item 1.           Financial Statements (unaudited)

                  Consolidated Statements of Financial Condition as of
                  June 30, 1997 and December 31, 1996                                             3

                  Consolidated Statements of Income for the Three and Six
                  Month Periods ended June 30, 1997 and 1996                                      4

                  Consolidated Statements of Changes in Stockholders'
                  Equity for the Six Months ended June 30, 1997 and 1996                          5

                  Consolidated Statements of Cash Flows for the Six
                  Months ended June 30, 1997 and 1996                                             6

                  Notes to Consolidated Financial Statements                                      8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            10


Part II           Other Information
-------           -----------------

Item 1            Legal Proceedings                                                              14

Item 2            Changes in Securities                                                          14

Item 3            Defaults upon Senior Securities                                                14

Item 4            Submission of Matters to a Vote of Security Holders                            14

Item 5            Other Information                                                              14

Item 6            Exhibits and Reports on Form 8-K                                               14

                  Signature Page                                                                 16


                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                                              June 30,   December 31,
                                                                                1997        1996
                                                                            ----------   ----------
                                                                                 (unaudited)
ASSETS

Cash and cash equivalents                                                   $   8,078    $   6,634

Investment securities, held to maturity (Estimated market of $38,297
 at June 30, 1997 and $36,498 at December 31, 1996)                            38,244       36,290

Investment securities, available for sale, at market                           31,212       21,652

Investment securities, restricted, at cost                                      3,550        3,268

Mortgage-backed securities, held to maturity (Estimated market of $53,666
 at June 30, 1997 and $46,738 at December 31, 1996)                            53,494       46,570

Mortgage-backed securities, available for sale, at market                      83,013       84,899

Loans receivable, net                                                         328,169      321,528

Foreclosed real estate                                                             29          154

Property and equipment, net                                                     6,170        6,283

Accrued interest receivable                                                     4,320        4,054

Prepaid expenses and other assets                                               1,059          886

Goodwill                                                                        1,548        1,608
                                                                            ---------    ---------

     Total assets                                                           $ 558,886    $ 533,826
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits                                                                    $ 409,700    $ 397,435

Advances from Federal Home Loan Bank and other borrowed funds                  73,000       60,000

Advances from borrowers for taxes and insurance                                 1,032          917

Other liabilities                                                               1,507          993
                                                                            ---------    ---------

     Total liabilities                                                        485,239      459,345
                                                                            ---------    ---------
Stockholders' equity

Preferred stock, $.10 par value, 500,000 shares authorized, none issued          -            -

Common stock, $.10 par value, 11,500,000 shares authorized,
 4,520,552 and 4,692,552 outstanding, respectively                                452          469

Additional paid-in capital                                                     43,471       45,336

Less unearned ESOP  and MSBP shares                                            (3,280)      (3,726)

Retained earnings, substantially restricted                                    31,754       31,220

Unrealized gain on assets available for sale, net of taxes                      1,250        1,182
                                                                            ---------    ---------

     Total stockholders' equity                                                73,647       74,481
                                                                            ---------    ---------

     Total liabilities and stockholders' equity                             $ 558,886    $ 533,826
                                                                            =========    =========

See Notes to Consolidated Financial Statements

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)

                                                              For the three months For the six months
                                                                  ended June 30,    ended June 30,
                                                                 1997      1996      1997      1996
                                                                 ----      ----      ----      ----
                                                                             (unaudited)
INTEREST INCOME

   Loans                                                       $ 7,227   $ 6,674   $14,324   $13,282

   Mortgage-backed securities                                    2,394     2,158     4,701     4,256

   U. S. Government obligations, agencies, and
    other investments including overnight deposits               1,306     1,323     2,534     2,603
                                                               -------   -------   -------   -------

       Total interest income                                    10,927    10,155    21,559    20,141
                                                               -------   -------   -------   -------
INTEREST EXPENSE

   Deposits                                                      4,718     4,534     9,320     9,173

   Borrowed money                                                1,054       681     1,968     1,241
                                                               -------   -------   -------   -------

       Total interest expense                                    5,772     5,215    11,288    10,414
                                                               -------   -------   -------   -------

       Net interest income                                       5,155     4,940    10,271     9,727

PROVISION FOR CREDIT LOSSES                                       --        --        --          60
                                                               -------   -------   -------   -------

       Net interest income after provision for credit losses     5,155     4,940    10,271     9,667
                                                               -------   -------   -------   -------
NONINTEREST INCOME

   Service charges and fees on loans                               108       130       225       225

   Net gain on sale of investments                                  84       -         123        91

   Net gain on sale of equipment                                     3       -           3         1

   Other income                                                    195       160       382       306
                                                               -------   -------   -------   -------

       Total noninterest income                                    390       290       733       623
                                                               -------   -------   -------   -------
NONINTEREST EXPENSES

   Compensation and other personnel costs                        1,574     1,499     3,098     2,949

   Office occupancy and equipment                                  260       245       528       485

   Federal insurance of accounts                                    61       204       121       407

   Data processing                                                 244       221       504       464

   Advertising                                                      81        91       139       177

   Net loss on foreclosed real estate                                1         2         3         2

   Other                                                           301       369       620       716
                                                               -------   -------   -------   -------

        Total noninterest expense                                2,522     2,631     5,013     5,200
                                                               -------   -------   -------   -------

       Income before income tax expense                          3,023     2,599     5,991     5,090

       Income tax expense                                        1,093       889     2,167     1,771
                                                               -------   -------   -------   -------

       Net Income                                              $ 1,930   $ 1,710   $ 3,824   $ 3,319
                                                               =======   =======   =======   =======

       Primary earnings per share                              $   .42   $   .32   $   .82   $   .62

       Fully diluted earnings per share                        $   .42   $   .32   $   .81   $   .61

       Cash dividends paid per common share                    $   .12   $   .10   $   .22   $  .175

See Notes to Consolidated Financial Statements        4

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                    unaudited

                                                                           Unrealized
                                                                              Gain
                                                    Additional              on Assets    Unearned    Unearned
                                          Common     Paid-In    Retained    Available      ESOP        MSBP
Six Months Ended June 30, 1996:           Stock      Capital    Earnings  For Sale, Net   Shares      Shares      Total
                                       ---------------------------------------------------------------------------------

Balance at December 31, 1995            $    285    $ 55,057    $ 35,824    $  1,508    $ (2,339)   $ (2,276)   $ 88,059

  Net Income                                 -           -         3,319         -           -           -         3,319

  Change in unrealized gain on
    assets available for sale, net           -           -           -        (1,014)        -           -        (1,014)

  Allocation of unearned MSBP
    shares                                   -           (97)        -           -           -           550         453

  Exercise of stock options                  -            25         -           -           -           -            25

  Two-for-one stock split                    271        (271)        -           -           -           -           -

  Repurchase of common stock                 (38)     (5,059)     (3,374)        -           -           -        (8,471)

  Cash dividends paid                        -           -          (929)        -           -           -          (929)
                                        --------------------------------------------------------------------------------

Balance at June 30, 1996                $    518    $ 49,655    $ 34,840    $    494    $ (2,339)   $ (1,726)   $ 81,442
                                        ================================================================================


Six months ended June 30, 1997:


Balance at December 31, 1996            $    469    $ 45,336    $ 31,220    $  1,182    $ (2,000)   $ (1,726)   $ 74,481

  Net Income                                 -           -         3,824         -           -           -         3,824

  Change in unrealized gain on
   assets available for sale, net            -           -           -            68         -           -            68

  Allocation of unearned MSBP
    shares                                   -          (216)        -           -           -           446         230

  Repurchase of common stock                 (17)     (1,649)     (2,323)        -           -           -        (3,989)

  Cash dividends paid                        -           -          (967)        -           -           -          (967)
                                        --------------------------------------------------------------------------------

Balance at June 30, 1997                $    452    $ 43,471    $ 31,754    $  1,250    $ (2,000)     (1,280)   $ 73,647
                                        ================================================================================


                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       Six months ended June 30,
                                                                                           1997        1996
                                                                                          ------       -----
                                                                                            (unaudited)

OPERATING ACTIVITIES

Net income                                                                              $  3,824    $  3,319

Adjustments to reconcile net income to net cash provided by operating activities:

  Provision for credit losses                                                                -            60

  Gain on sale of equipment                                                                   (3)         (1)

  Provision for depreciation and amortization                                                311         290

  Amortization of premium on sale of loans                                                     5          12

  Realized investment security gains                                                        (123)        (91)

  Loss on sale of foreclosed real estate                                                       3           2

  Increase in interest receivable                                                           (266)       (217)

  (Increase) decrease in other assets                                                       (194)        588

  Increase in other liabilities                                                              626         345
                                                                                        --------    --------

          Net cash provided by operating activities                                        4,183       4,307
                                                                                        --------    --------
INVESTING ACTIVITIES

Proceeds from maturities of investment securities held to maturity                            46       4,048

Purchases of investment securities held to maturity and FHLB stock                        (2,282)     (8,266)

Proceeds from sales of investment securities available for sale                            6,074       6,661

Purchases of investment securities available for sale                                    (15,584)     (4,790)

Proceeds from collections on mortgage-backed securities held to maturity                   3,213       3,641

Purchases of mortgage-backed securities held to maturity                                 (10,137)    (10,129)

Proceeds from sales of mortgage-backed securities available for sale                      10,637      11,731

Purchases of mortgage-backed securities available for sale                                (8,586)    (14,833)

Net increase in loans receivable                                                          (6,646)    (12,577)

Proceeds from sale of premise and equipment                                                    4         -

Purchases of premise and equipment                                                          (139)       (879)

Purchases of foreclosed real estate                                                           (9)        (49)

Proceeds from sales of foreclosed real estate                                                131          47
                                                                                        --------    --------

          Net cash used by investing activities                                          (23,278)    (25,395)
                                                                                        --------    --------

                                  (continued)

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (In Thousands)

                                                      Six months ended June 30,
                                                           1997        1996
                                                          ------      ------
                                                             (unaudited)

FINANCING ACTIVITIES

Net increase in deposit accounts                        $ 12,265    $  8,268

Proceeds from advances and other borrowed money           45,020      38,882

Repayments of advances and other borrowed money          (32,020)    (15,319)

Repurchase of common stock                                (3,989)     (8,471)

Proceeds from the exercise of options                        -            25

Allocation of MSBP Shares                                    230         453

Payment of cash dividend                                    (967)       (929)
                                                        --------    --------

          Net cash provided by financing activities       20,539      22,909
                                                        --------    --------

          Increase in cash and cash equivalents            1,444       1,821

Cash and cash equivalents at beginning of period           6,634       7,683
                                                        --------    --------

Cash and cash equivalents at end of period              $  8,078    $  9,504
                                                        ========    ========

Supplemental disclosures

Gross unrealized gain  on assets available for sale     $  1,953    $    772

Deferred income tax                                         (703)       (278)
                                                        --------    --------

     Net unrealized gain on assets available for sale   $  1,250    $    494
                                                        ========    ========



Cash paid for:

     Interest on deposits and borrowed funds            $ 11,123    $ 10,370

     Income taxes                                       $  1,938    $  1,569


See Notes to Consolidated Financial Statements

FFVA FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 1997 and 1996

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

(2)  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 of FFVA Financial Corporation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1997.


(3)  Stock Benefit and Option Plans

The Company has in place a Management and Director Stock Bonus Plan (MSBP) under which common stock has been awarded, subject to plan vesting requirements, to directors and personnel in key positions of responsibility. A total of 49,008 shares were distributed on April 29, 1997 and 146,992 shares remain allocated to directors and personnel at June 30, 1997 with distribution scheduled annually until April 27, 2000. As of June 30, 1997, the Company held 89,996 shares at an average purchase price of $14.23 for future distribution. The cost of the 89,996 shares held has been accounted for as a reduction of the stockholders' equity in the consolidated balance sheet.

The Company also established a stock option plan which provided for the grant to directors and personnel in key positions of responsibility 630,366 options to purchase common stock at a price of $12.50 per share (the adjusted fair market price of the stock on the date of approval). The options vest over a five year period, with the first options having vested on April 27, 1996. As of June 30, 1997 there were 240,729 vested options outstanding.

The Bank also has an Employee Stock Ownership Plan ("ESOP") for eligible employees. The Company funded a loan for the purchase of ESOP shares and there are currently 200,000 shares of unallocated stock securing the loan. The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as a reduction of the stockholder's equity in the consolidated balance sheet.

(4)  Stock Repurchase and Retirement

During the first quarter of 1997, the Company repurchased and retired 172,000 shares of common stock at an average price of $23.19 per share. As a result of the repurchase, common stock was reduced $17,000, Additional paid-in capital was reduced $1.6 million and retained earnings were reduced $2.3 million to reflect the elimination of the shares. The company did not repurchase any shares during the quarter ended June 30, 1997.

(5)  Earnings per Share

Earnings per share of common stock for the three and six month periods ended June 30, 1997 and 1996 has been determined by dividing the net income for the periods by the calculated weighted average number of shares of common stock and common stock equivalents outstanding. In accordance with Statement of Position 93-6, shares controlled by the ESOP are not considered in the weighted average number of shares outstanding until the shares are committed for allocation to an employee's individual account.


(6)  Commitments and Contingencies

At June 30, 1997, the Company had outstanding commitments to originate mortgage loans of $5.7 million. Unused consumer, equity and commercial lines of credit available to customers were $21.1 million at June 30, 1997. The undisbursed portion of construction loans totalled $2.7 million at June 30, 1997 and the Company had outstanding commitments to sell $7.5 million mortgage backed securities. In addition, the Bank is also party to interest rate swap agreements with a regional bank totalling $15.0 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition
------------------------------

Total assets of the Company increased by $25.1 million, or 4.70%, from $533.8 million at December 31, 1996 to $558.9 million at June 30, 1997. The increase in total assets during the first six months of 1997 was due primarily to the purchase of mortgage-backed and investment securities and an increase in the balance of net loans receivable.

Cash and cash equivalents increased by $1.5 million, or 22.73%, to $8.1 million at June 30, 1997. Investment securities increased by $11.8 million, or 19.28%, to $73.0 million at June 30, 1997. At June 30, 1997, $41.8 million of the Company's investment securities (which include restricted securities totalling $3.6 million) were classified as held to maturity and $31.2 million of investment securities were classified as available for sale. Mortgage-backed securities increased by $5.0 million, or 3.80%, to $136.5 million at June 30, 1997. At June 30, 1997, $53.5 million of the Company's mortgage-backed securities were classified as held to maturity, and $83.0 million of mortgage-backed securities were classified as available for sale.

Loans receivable, net, increased by $6.7 million, or 2.08%, to $328.2 million at June 30, 1997 compared to $321.5 million at December 31, 1996. While the outstanding balance of mortgage loans outstanding decreased slightly, the outstanding  balance of  non-mortgage  loans  increased  by  approximately  $7.0 million.

Deposits increased by $12.3 million, or 3.10%, from $397.4 million at December 31, 1996 to $409.7 million at June 30, 1997.

FHLB Advances and Other Borrowed Money increased by $13.0 million, or 21.67%, to $73.0 million at June 30, 1997, compared to $60.0 million at December 31, 1996. During the period, the Company increased its net outstanding FHLB Advances by $18.0 million. The balance outstanding under reverse repurchase agreements at June 30, 1997 was $14.0 million. Funds from the additional borrowings were used to fund the purchase of mortgage backed securities and investment securities and to fund the growth of the company's loan portfolio.

Equity decreased by $900,000, or 1.21%, from $74.5 million at December 31, 1996 to $73.6 million at June 30, 1997. The decrease was primarily a result of the company's decision to repurchase and retire 172,000 shares of common stock, reducing equity by $4.0 million. This was partially offset by net income of $3.8 million during the six month period and an increase resulting from the allocation of MSBP plan shares. Equity decreased $967,000 as the result of the Company paying a $.10 per share dividend for the first quarter of 1997 and a $.12 per share dividend for the second quarter of 1997.

Comparison of Results of Operation for the Three Months and Six Months ended June 30, 1997 and 1996.
--------------------------------------------------------------------------------

Net Income

The Company reported net income of $1.9 million and $1.7 million for the three months ended June 30, 1997 and 1996, respectively, and $3.8 million and $3.3 million for the six months ended June 30, 1997 and 1996 respectively. The $200,000, or 11.76%, increase in net income for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 was due primarily to a $215,000 increase in net interest income, a $100,000 increase in noninterest income and a $109,000 decrease in noninterest expense. This was partially offset by a $204,000 increase in income tax expense.

Net income for the six month period ended June 30, 1997 reflected an increase of $505,000, or 15.22% over the net income reported for the same period in 1996. The increase can be attributed to a $544,000 increase in net interest income, a $60,000 decrease in the provision for credit losses, a $110,000 increase in noninterest income and a $187,000 decrease in noninterest expense. These were partially offset by a $396,000 increase in income tax expense.

Net Interest Income

Net interest income increased by $215,000, or 4.35%, in the three months ended June 30, 1997 to $5.2 million compared to $4.9 million in the same period in 1996. Net interest income increased by $544,000 for the six month period ended June 30, 1997 when compared to the six month period ended June 30, 1996 from $9.7 million to $10.3 million. The Company's interest rate spread and net interest margin were 3.34% and 3.84%, and 3.37% and 3.88%, respectively, during the three and six month periods ended June 30, 1997. This compares to an interest rate spread and net interest margin of 3.28% and 3.94%, and 3.23% and 3.92%, respectively, for the three and six month periods ended June 30, 1996.

Provision for Credit Losses

Based on managements' evaluation of the loan portfolio, the Company recorded a provision for credit losses of $60,000 for the six month period ending June 30, 1996. No provision for credit loss was recorded for the three or six month periods ended June 30, 1997 or for the three month period ended June 30, 1996. The allowance for credit losses at June 30, 1997 totaled $3.2 million or .96% of gross loans receivable.

NonInterest Income

Noninterest income increased $100,000 for the three month period ended June 30, 1997 to $390,000 from $290,000 for the comparable period in 1996. The increase in noninterest income was primarily attributable to gains on the sale of investments of $84,000 and an increase of $35,000 in other income for the three months ended June 30, 1997 over the comparable prior year period. This was partially offset by a decrease of $22,000 in service charges and fees on loans. Noninterest income increased $110,000 for the six month period ended June 30, 1997 to $733,000 from $623,000 for the comparable 1996 period. For the six month period ended June 30, 1997, the bank recorded an increase of $32,000 in the gain on sale of investments category and an increase of $76,000 in other income over the amounts recorded for the six month periods ended June 30, 1996.

Noninterest Expense

Noninterest expense decreased $109,000, or 4.14%, for the three month period ending June 30, 1997 compared to the three month period ended June 30, 1996 from $2.6 million to $2.5 million. Noninterest expense decreased $187,000, or 3.60%, for the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996 from $5.2 million to $5.0 million. The decrease was primarily the result of a $143,000, or 70.10% decrease in the cost of federal insurance of accounts for the three month period ending June 30, 1997 from $204,000 to $61,000 and a $286,000 decrease in this cost for the six month period ending June 30, 1997 from $407,000 to $121,000. Other expenses also decreased $68,000, or 18.43% for the three month period ending June 30, 1997 and $96,000, or 13.41%, for the six month period ending June 30, 1997 from the comparable prior periods. For the three month period ending June 30, 1997, compensation and other personnel costs increased $75,000, or 5.00%, and for the six month period ending June 30, 1997 compensation and other personnel costs increased $149,000, or 5.05%, over the comparable prior periods.

Income Tax Expense

The company recognized income tax expense of $1.1 million for the three months ended June 30, 1997 compared to $889,000 for the comparable period in 1996. For the six months ended June 30, 1997 and 1996, the Company recognized income tax expense of $2.2 million and $1.8 million, respectively. Such increases in income tax expenses during the three and six month periods ended June 30, 1997 primarily reflect the increase in the Company's net income before taxes.

Liquidity and Capital Resources
-------------------------------

The Bank's liquidity is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits to fund cash requirements experienced in the normal course of business. The Bank has been able to generate sufficient cash through its deposits as well as borrowings (consisting primarily of advances from the FHLB of Atlanta and reverse repurchase agreements with other banks). At June 30, 1997, the Bank had $59.0 million of outstanding advances from the FHLB of Atlanta and $14.0 million of reverse repurchase agreements with other banks. The Bank is also party to an interest rate swap agreement whereby the Bank pays a fixed rate of interest and receives a variable rate of interest from the counterparty. The net effect of this transaction is to effectively convert $7.0 million of variable rate FHLB advances to a fixed rate of 5.20% until January 1998 and $8.0 million of variable rate FHLB advances to a fixed rate of 5.27% until February 1999.

Liquidity management is both a daily and long-term function of business management. Excess cash is generally invested in overnight deposits. On a longer-term basis, the Bank maintains a strategy of purchasing investment securities and mortgage-backed securities. The Bank attempts to ladder the maturities of its investment portfolio to provide an ongoing source of liquidity. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At June 30, 1997, the total approved loan commitments outstanding amounted to $5.7 million. At the same date, commitments under unused lines of credit amounted to $21.1 million, while the undisbursed portion of construction loans totalled $2.7 million. The Company had also committed to sell $7.5 million of mortgage backed securities. Certificates of deposit scheduled to mature in one year or less at June 30, 1997 totaled $171.7 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank had an average liquidity ratio of 14.12% during the quarter ended June 30, 1997, which exceeded the required minimum liquid asset ratio of 5.0%.

At June 30, 1997, the Bank had regulatory capital which was well in excess of applicable limits. At June 30, 1997, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets, and risk-based capital of 8.0% of adjusted risk-weighted assets. At June 30, 1997, the Bank's tangible capital was $56.6 million, or 10.16% of adjusted total assets, core capital was $56.6 million, or 10.16% of adjusted total assets and risk-based capital was $59.8 million, or 20.69% of adjusted risk-weighted assets, exceeding the requirements by $48.2 million, $39.9 million, and $36.7 million, respectively.

Average Balance Sheet

The following table sets forth certain information relating to the Savings Bank's statements of financial condition and the statements of income for the three and six month periods ended June 30, 1997 and 1996 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets and liabilities, respectively, for the periods shown. Average balances are derived from month end balances. Management does not believe that the use of month end balances instead of average daily balances has caused any material difference in the information presented. The average balances of loans receivable include loans on which the Savings Bank has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields. Market value adjustments recorded in compliance with SFAS 115 are not considered when computing the yields and average balances of securities.

                                                         For the Three Months ended June 30,
                                                           1997                       1996
                                                --------------------------   ------------------------
                                                                   Average                    Average
                                                Average            Yield/    Average           Yield/
                                                Balance  Interest   Cost     Balance Interest   Cost
                                                -------  --------   ----     ------- --------   ----
                                                               (Dollars in Thousands)
Assets:
Interest-earning assets:
  Mortgage loans, net....................       $289,672  $6,318     8.72%  $276,766  $6,109   8.83%
  Consumer and other loans, net..........         37,465     909     9.71     23,648     565   9.56
  Mortgage-backed and related
    securities(1)........................        134,386   2,394     7.13    123,742   2,158   6.97
  Overnight and short term deposits......          2,951      41     5.56      2,806      51   7.27
  Investment securities (1)(2)...........         72,144   1,265     7.01     73,906   1,272   6.88
                                                --------   -----            --------   -----
      Total interest-earning assets......        536,618  10,927     8.15    500,868  10,155   8.11
                                                          ------                      ------
Noninterest-earning assets...............         18,802                      18,432
                                                --------                    --------
      Total assets.......................       $555,420                    $519,300
                                                ========                    ========


Liabilities and Equity Capital:
 Interest-bearing liabilities:
  Deposits:
   Transaction accounts..................       $ 85,238     565     2.65   $ 82,379     573   2.78
   Savings and certificates..............        320,807   4,153     5.18    300,344   3,961   5.28
                                                --------   -----             -------   -----
      Total deposits.....................        406,045   4,718     4.65    382,723   4,534   4.74
  FHLB advances and other borrowings.....         73,470   1,054     5.74     49,116     681   5.55
                                                 -------  ------            --------  ------
      Total interest-bearing liabilities.        479,515   5,772     4.81    431,839   5,215   4.83
                                                           -----                       -----
Other liabilities........................          3,649                       3,325
                                                --------                    --------
      Total liabilities..................        483,164                     435,164
                                                --------                    --------
Equity capital...........................         72,256                      84,136
                                                --------                    --------
      Total liabilities and equity capital      $555,420                    $519,300
                                                ========                    ========
Net interest income/interest rate spread(3)               $5,155     3.34%            $4,940   3.28%
                                                          ======                       =====
Net earning assets/net interest margin(4)        $57,103             3.84%   $69,029           3.94%
                                                ========                    ========
Ratio of interest- earning assets to
   interest-bearing liabilities..........         111.91%                     115.98%
                                                  ======                      ======

                                                              For the Six Months ended June 30,
                                                           1997                         1996
                                                 -------------------------   --------------------------
                                                                   Average                      Average
                                                 Average           Yield/    Average            Yield/
                                                 Balance Interest   Cost     Balance  Interest   Cost
                                                 ------- --------   ----     -------  --------   ----
                                                                 (Dollars in Thousands)
Assets:
Interest-earning assets:
  Mortgage loans, net....................       $289,560  $12,632   8.72%   $275,381   $12,210    8.87%
  Consumer and other loans, net..........         35,525    1,692   9.53      22,470     1,072    9.54
  Mortgage-backed and related
    securities(1)........................        131,531    4,701   7.15     122,532     4,256    6.95
  Overnight and short term deposits......          4,618      122   5.28       3,593       110    6.12
  Investment securities (1)(2)...........         67,826    2,412   7.11      71,607     2,493    6.96
                                                --------  -------           --------   -------
      Total interest-earning assets......        529,060   21,559   8.15     495,583    20,141    8.13
                                                          -------                      -------
Noninterest-earning assets...............         19,446                      18,319
                                                --------                    --------
      Total assets.......................       $548,506                    $513,902
                                                ========                    ========


Liabilities and Equity Capital:
 Interest-bearing liabilities:
  Deposits:
   Transaction accounts..................       $ 84,525    1,124   2.66    $ 81,897     1,175    2.87
   Savings and certificates..............        318,529    8,196   5.15     298,797     7,998    5.35
                                                --------  -------           --------   -------
      Total deposits.....................        403,054    9,320   4.62     380,694     9,173    4.82
  FHLB advances and other borrowings.....         68,846    1,968   5.72      44,786     1,241    5.54
                                                --------  -------           --------   -------
      Total interest-bearing liabilities.        471,900   11,288   4.78     425,480    10,414    4.90
                                                          -------                      -------
Other liabilities........................          3,517                       3,283
                                                --------                    --------
      Total liabilities..................        475,417                     428,763
                                                --------                    --------
Equity capital...........................         73,089                      85,139
                                                --------                    --------
      Total liabilities and equity capital      $548,506                    $513,902
                                                ========                    ========
Net interest income/interest rate spread(3)               $10,271   3.37%               $ 9,727   3.23%
                                                           ======                       =======
Net earning assets/net interest margin(4)        $57,160            3.88%    $70,103              3.92%
                                                ========                    ========
Ratio of interest- earning assets to
   interest-bearing liabilities..........         112.11%                     116.48%
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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


The Annual Meeting of Stockholders of FFVA Financial Corporation was held April 22, 1997 in Lynchburg, Virginia for the purpose of electing three individuals to the Board of Directors, and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

All of Management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                    Shares              Shares         Shares

                                                    voted               voted            not

                                                     for               withheld         voted                Total
                                               -------------------------------------------------------------------------



Thomas O. Doyle                                  3,804,487               51,867        786,198            4,642,552

Edward A. Hunt, Jr.                              3,809,464               46,891        786,197            4,642,552

Thomas P. Whitten                                3,802,526               53,829        786,197            4,642,552


In addition to the directors elected above, the following directors continued in office: James L. Davidson, Jr,. V. Howard Belcher, James K. Candler, John W. Ferguson, Jr., James E. McCausland, and Charles R.W. Schoew.



The ratification of Cherry, Bekaert, and Holland, L.L.P. as independent auditors of FFVA Financial Corporation for the fiscal year ending December 31, 1997 was approved by the following vote:

        Shares                    Shares                                             Shares

        voted                      voted                    Shares                     not

         for                      against                  abstained                  voted                     Total
------------------------------------------------------------------------------------------------------------------------

      3,826,834                   21,286                     8,235                   786,197                  4,642,552



There were no broker non-votes for either matter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FFVA FINANCIAL CORPORATION




Dated:    August 1, 1997            /s/ James L. Davidson, Jr.
      ------------------------          ----------------------------------------
                                        James L. Davidson, Jr.
                                        President and Chief Executive Officer




Dated:    August 1, 1997            /s/ Ronald W. Neblett,CPA
      ------------------------         -----------------------------------------
                                        Ronald W. Neblett, CPA
                                        Senior Vice-President, Treasurer, and
                                        Chief Financial Officer