Form 10-Q
period 1997-09-30
FFVA FINANCIAL CORP
filed 1997-11-10
CIK 924285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended             September 30, 1997
                               -------------------------------------------------
                                                        OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
                               -------------------------------------------------

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

Class $.10 par value common stock 4,523,885 shares outstanding as of November 3, 1997
--------------------------------------------------------------------------------


                               Page 1 of 15 Pages

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY

                                    FORM 10-Q

                                      Index
                                      -----

Part I            Financial Information                                                         Page
------            ---------------------                                                         ----
Item 1.           Financial Statements (unaudited)

                  Consolidated Statements of Financial Condition as of
                  September 30, 1997 and December 31, 1996                                        3

                  Consolidated Statements of Income for the Three and Nine
                  Month Periods ended September 30, 1997 and 1996                                 4

                  Consolidated Statements of Changes in Stockholders'
                  Equity for the Nine Months ended September 30, 1997 and 1996                    5

                  Consolidated Statements of Cash Flows for the Nine
                  Months ended September 30, 1997 and 1996                                        6

                  Notes to Consolidated Financial Statements                                      8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            10


Part II           Other Information
-------           -----------------

Item 1            Legal Proceedings                                                              14

Item 2            Changes in Securities                                                          14

Item 3            Defaults upon Senior Securities                                                14

Item 4            Submission of Matters to a Vote of Security Holders                            14

Item 5            Other Information                                                              14

Item 6            Exhibits and Reports on Form 8-K                                               14

                  Signature Page                                                                 15



                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                                         September 30,  December 31,
                                                                             1997           1996
                                                                         -------------  ------------
                                                                                 (unaudited)
ASSETS

Cash and cash equivalents                                                   $   9,283    $   6,634

Investment securities, held to maturity (Estimated market of $45,591
 at September 30, 1997 and $36,498 at December 31, 1996)                       45,349       36,290

Investment securities, available for sale, at market                           35,748       21,652

Investment securities, restricted, at cost                                      3,550        3,268

Mortgage-backed securities, held to maturity (Estimated market of $63,615
 at September 30, 1997 and $46,738 at December 31, 1996)                       63,328       46,570

Mortgage-backed securities, available for sale, at market                      69,960       84,899

Loans receivable, net                                                         326,616      321,528

Foreclosed real estate                                                             29          154

Property and equipment, net                                                     6,061        6,283

Accrued interest receivable                                                     4,295        4,054

Prepaid expenses and other assets                                               1,529          886

Goodwill                                                                        1,518        1,608
                                                                            ---------    ---------

     Total assets                                                           $ 567,266    $ 533,826
                                                                            =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY



Liabilities

Deposits                                                                    $ 413,873    $ 397,435

Advances from Federal Home Loan Bank and other borrowed funds                  74,000       60,000

Advances from borrowers for taxes and insurance                                 1,623          917

Other liabilities                                                               2,271          993
                                                                            ----------    --------
     Total liabilities                                                        491,767      459,345
                                                                            ----------    --------


Stockholders' equity

Preferred stock, $.10 par value, 500,000 shares authorized, none issued            --           --

Common stock, $.10 par value, 11,500,000 shares authorized,
 4,521,600 and 4,692,552 outstanding, respectively                                452          469

Additional paid-in capital                                                     43,484       45,336

Less unearned ESOP and MSBP shares                                             (3,280)      (3,726)

Retained earnings, substantially restricted                                    33,317       31,220

Unrealized gain on assets available for sale, net of taxes                      1,526        1,182
                                                                            ---------    ---------

     Total stockholders' equity                                                75,499       74,481
                                                                            ---------    ---------
     Total liabilities and stockholders' equity                             $ 567,266    $ 533,826
                                                                            =========    =========

See Notes to Consolidated Financial Statements

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)

                                                            For the three months         For the nine months
                                                              ended September 30,        ended September 30,
                                                                 1997      1996          1997     1996
                                                                 ----      ----          ----     ----
INTEREST INCOME                                                               (unaudited)
   Loans                                                       $ 7,282   $ 6,935       $21,606   $20,217

   Mortgage-backed securities                                    2,302     2,172         7,003     6,428

   U. S. Government obligations, agencies, and

    other investments including overnight deposits               1,466     1,300         4,000     3,903
                                                               -------   -------       -------   -------
       Total interest income                                    11,050    10,407        32,609    30,548
                                                               -------   -------       -------   -------

INTEREST EXPENSE

   Deposits                                                      4,877     4,585        14,197    13,758

   Borrowed money                                                  988       776         2,956     2,017
                                                               -------   -------       -------   -------

       Total interest expense                                    5,865     5,361        17,153    15,775
                                                               -------   -------       -------   -------

       Net interest income                                       5,185     5,046        15,456    14,773

PROVISION FOR CREDIT LOSSES                                         --        --            --        60
                                                               -------   -------       -------   -------
       Net interest income after provision for credit losses     5,185     5,046        15,456    14,713
                                                               -------    ------       -------   -------
NONINTEREST INCOME

   Service charges and fees on loans                               158       124           383       349

   Net gain on sale of investments                                 178         9           301       100

   Net gain on sale of equipment                                    --        --             3         1

   Other income                                                    213       138           595       444
                                                               -------   -------       -------   -------
       Total noninterest income                                    549       271         1,282       894
                                                               -------   -------       -------   -------
NONINTEREST EXPENSES

   Compensation and other personnel costs                        1,585     1,488         4,683     4,437

   Office occupancy and equipment                                  267       243           795       728

   Federal insurance of accounts                                    61     2,436           182     2,843

   Data processing                                                 213       239           717       703

   Advertising                                                      71        73           210       250

   Net loss on foreclosed real estate                               --        --             3         2

   Other                                                           269       274           889       990
                                                               -------   -------       -------   -------
        Total noninterest expense                                2,466     4,753         7,479     9,953
                                                               -------   -------       -------   -------

       Income before income tax expense                          3,268       564         9,259     5,654

       Income tax expense                                        1,186       206         3,353     1,977
                                                               -------   -------       -------   -------

       Net Income                                              $ 2,082   $   358       $ 5,906   $ 3,677
                                                               =======   =======       =======   =======

       Primary earnings per share                              $   .45   $   .07       $  1.27   $   .70

       Fully diluted earnings per share                        $   .44   $   .07       $  1.25   $   .69

       Cash dividends paid per common share                    $   .12   $   .10       $   .34   $  .275

See Notes to Consolidated Financial Statements

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                    unaudited

                                                                           Unrealized
                                                                              Gain
                                                    Additional              on Assets   Unearned    Unearned
                                         Common      Paid-In    Retained    Available     ESOP        MSBP
                                          Stock      Capital    Earnings  For Sale, Net  Shares      Shares       Total
                                       ------------------------------------------------------------------------------------
Nine months ended September 30, 1996:

Balance at December 31, 1995            $    285    $ 55,057    $ 35,824    $  1,508    $ (2,339)   $ (2,276)   $ 88,059

  Net Income                                  --          --       3,677          --          --          --       3,677

  Change in unrealized gain on
    assets available for sale, net            --          --          --        (832)         --          --        (832)

  Allocation of unearned MSBP
    shares                                    --         (97)         --          --          --         550         453

  Exercise of stock options                   --          32          --          --          --          --          32

  Two-for-one stock split                    271        (271)         --          --          --          --          --

  Repurchase of common stock                 (54)     (6,571)     (4,600)         --          --          --     (11,225)

  Cash dividends paid                         --          --      (1,424)         --          --          --      (1,424)
                                        ---------------------------------------------------------------------------------

Balance at September 30, 1996           $    502    $ 48,150    $ 33,477    $    676    $ (2,339)   $ (1,726)   $ 78,740
                                        ================================================================================



Nine months ended September 30, 1997:


Balance at December 31, 1996            $    469    $ 45,336    $ 31,220    $  1,182    $ (2,000)   $ (1,726)   $ 74,481

  Net Income                                  --          --       5,906          --          --          --       5,906

  Change in unrealized gain on
   assets available for sale, net             --          --          --         344          --          --         344

  Allocation of unearned MSBP
    shares                                    --        (216)         --          --          --         446         230

  Exercise of stock options                   --          13          --          --          --          --          13

  Repurchase of common stock                 (17)     (1,649)     (2,323)         --          --          --      (3,989)

  Cash dividends paid                         --          --      (1,486)         --          --          --      (1,486)
                                        --------------------------------------------------------------------------------

Balance at September 30, 1997           $    452    $ 43,484    $ 33,317    $  1,526    $ (2,000)     (1,280)   $ 75,499
                                        ================================================================================

See Notes to Consolidated Financial Statements

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                      Nine months ended September 30,
                                                                                            1997        1996
                                                                                          --------    --------
                                                                                               (unaudited)
OPERATING ACTIVITIES

Net income                                                                                $  5,906    $  3,677

Adjustments to  reconcile  net  income  to  net  cash  provided  by  operating activities:

  Provision for credit losses                                                                   --          60

  Gain on sale of equipment                                                                     (3)         (1)

  Provision for depreciation and amortization                                                  467         444

  Amortization of premium on sale of loans                                                       6          18

  Realized investment security gains                                                          (301)       (100)

  Loss on sale of foreclosed real estate                                                         3           2

  Increase in interest receivable                                                             (241)        (48)

  Increase in other assets                                                                    (664)       (957)

  Increase in other liabilities                                                              1,825       3,323
                                                                                          --------    --------
          Net cash provided by operating activities                                          6,998       6,418
                                                                                          --------    --------

INVESTING ACTIVITIES

Proceeds from maturities of investment securities held to maturity                          12,071       6,074

Purchases of investment securities held to maturity and FHLB stock                         (21,412)    (10,266)

Proceeds from sales of investment securities available for sale                             10,923      13,722

Purchases of investment securities available for sale                                      (24,753)     (8,846)

Proceeds from collections on mortgage-backed securities held to maturity                     5,363       4,970

Purchases of mortgage-backed securities held to maturity                                   (22,121)    (12,124)

Proceeds from collections on and sales of mortgage-backed securities available for sale     24,084      18,632

Purchases of mortgage-backed securities available for sale                                  (8,586)    (19,783)

Net increase in loans receivable                                                            (5,094)    (23,122)

Purchases of premises and equipment                                                           (156)     (1,029)

Proceeds from sale of premises and equipment                                                     4          --

Purchases of foreclosed real estate                                                             (9)        (87)

Proceeds from sales of foreclosed real estate                                                  131          47
                                                                                          --------    --------

          Net cash used by investing activities                                            (29,555)    (31,812)
                                                                                          --------    --------

                                   (continued)

                    FFVA FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (In Thousands)

                                                   Nine months ended September 30,
                                                          1997        1996
                                                        --------    --------
                                                             (unaudited)
FINANCING ACTIVITIES

Net increase in deposit accounts                        $ 16,438    $ 13,261

Proceeds from advances and other borrowed money           65,020      60,980

Repayments of advances and other borrowed money          (51,020)    (35,402)

Repurchase of common stock                                (3,989)    (11,225)

Proceeds from the exercise of options                         13          32

Allocation of MSBP Shares                                    230         453

Payment of cash dividend                                  (1,486)     (1,424)
                                                        --------    --------

          Net cash provided by financing activities       25,206      26,675
                                                        --------    --------

          Increase in cash and cash equivalents            2,649       1,281

Cash and cash equivalents at beginning of period           6,634       7,683
                                                        --------    --------

Cash and cash equivalents at end of period              $  9,283    $  8,964
                                                        ========    ========



Supplemental disclosures

Gross unrealized gain on assets available for sale      $  2,385    $  1,056

Deferred income tax                                         (859)       (380)
                                                        --------    --------

     Net unrealized gain on assets available for sale   $  1,526    $    676
                                                        ========    ========

Cash paid for:

     Interest on deposits and borrowed funds            $ 16,912    $ 15,707

     Income taxes                                       $  3,078    $  2,678


See Notes to Consolidated Financial Statements

FFVA FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 1997 and 1996

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

(2)  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 of FFVA Financial Corporation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 1997.

(3)  Stock Benefit and Option Plans

The Company has in place a Management and Director Stock Bonus Plan (MSBP) under which common stock has been awarded, subject to plan vesting requirements, to directors and personnel in key positions of responsibility. A total of 49,008 shares were distributed on April 29, 1997 and 146,992 shares remain allocated to directors and personnel at September 30, 1997 with distribution scheduled annually until April 27, 2000. As of September 30, 1997, the Company held 89,996 shares at an average purchase price of $14.23 for future distribution. The cost of the 89,996 shares held has been accounted for as a reduction of the stockholders' equity in the consolidated balance sheet.

The Company also established a stock option plan which provided for the grant to directors and personnel in key positions of responsibility 630,366 options to purchase common stock at a price of $12.50 per share (the adjusted fair market price of the stock on the date of approval). The options vest over a five year period, with the first options having vested on April 27, 1996. As of September 30, 1997 there were 238,633 vested options outstanding.

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

(4)  Stock Repurchase and Retirement

During the first quarter of 1997, the Company repurchased and retired 172,000 shares of common stock at an average price of $23.19 per share. As a result of the repurchase, common stock was reduced $17,000, additional paid-in capital was reduced $1.6 million and retained earnings were reduced $2.3 million to reflect the retirement of the shares. The company did not repurchase any shares during the quarters ended June 30, 1997 and September 30, 1997.

(5)  Earnings per Share

Earnings per share of common stock for the three and nine month periods ended September 30, 1997 and 1996 has been determined by dividing the net income for the periods by the calculated weighted average number of shares of common stock and common stock equivalents outstanding. In accordance with Statement of Position 93-6, shares controlled by the ESOP are not considered in the weighted average number of shares outstanding until the shares are committed for allocation to an employee's individual account.

(6)  Commitments and Contingencies

At September 30, 1997, the Company had outstanding commitments to originate mortgage loans of $5.6 million. Unused consumer, equity and commercial lines of credit available to customers were $21.5 million at September 30, 1997. The undisbursed portion of construction loans totalled $2.8 million at September 30, 1997 and the Company had outstanding commitments to purchase $1.5 million investment securities. In addition, the Bank is also party to interest rate swap agreements with a regional bank totalling $15.0 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition
------------------------------

Total assets of the Company increased by $33.5 million, or 6.28%, from $533.8 million at December 31, 1996 to $567.3 million at September 30, 1997. The increase in total assets during the first nine months of 1997 was due primarily to the purchase of mortgage-backed and investment securities and an increase in the balance of net loans receivable.

Cash and cash equivalents increased by $2.7 million, or 40.91%, to $9.3 million at September 30, 1997. Investment securities increased by $23.4 million, or 38.24%, to $84.6 million at September 30, 1997. At September 30, 1997, $48.9 million of the Company's investment securities (which include restricted securities totalling $3.6 million) were classified as held to maturity and $35.7 million of investment securities were classified as available for sale. Mortgage-backed securities increased by $1.8 million, or 1.37%, to $133.3 million at September 30, 1997. At September 30, 1997, $63.3 million of the Company's mortgage-backed securities were classified as held to maturity, and $70.0 million of mortgage-backed securities were classified as available for sale.

Loans receivable, net, increased by $5.1 million, or 1.59%, to $326.6 million at September 30, 1997 compared to $321.5 million at December 31, 1996. While the outstanding balance of mortgage loans decreased slightly, the outstanding balance of non-mortgage loans increased by approximately $7.8 million during the nine month period.

Deposits increased by $16.5 million, or 4.15%, from $397.4 million at December 31, 1996 to $413.9 million at September 30, 1997.

FHLB Advances and Other Borrowed Money increased by $14.0 million, or 23.33%, to $74.0 million at September 30, 1997, compared to $60.0 million at December 31, 1996. During the period, the Company increased its net outstanding FHLB Advances by $28.0 million. Short term outstanding reverse repurchase agreements with a regional bank have been reduced to $5.0 million at September 30, 1997 as compared to $19.0 million at December 31, 1996. Funds from the additional borrowings were used to fund the purchase of mortgage backed and investment securities and to fund the growth of the company's loan portfolio.

Equity increased by $1.0 million, or 1.34%, from $74.5 million at December 31, 1996 to $75.5 million at September 30, 1997. The Company recognized net income for the nine month period of $5.9 million and an increase in the market value of assets available for sale, net of taxes, of $344,000. Equity was also increased due to the allocation of MSBP plan shares. Equity was decreased $4.0 million as a result of the repurchase and retirement of 172,000 shares of common stock.
Equity was also decreased $1.5 million as the result of the Company paying a $.10 per share dividend for the first quarter of 1997 and a $.12 per share dividend for the second and third quarters of 1997.


Comparison of Results of Operation for the Three Months and Nine Months ended September 30, 1997 and 1996.
--------------------------------------------------------------------------------

Net Income

The Company reported net income of $2.1 million and $358,000 for the three months ended September 30, 1997 and 1996, respectively, and $5.9 million and $3.7 million for the nine months ended September 30, 1997 and 1996 respectively. The $1.7 million increase in net income for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 was due primarily to a $2.3 million decrease in noninterest expense. The company also recognized a $278,000 increase in noninterest income and a $139,000 increase in net interest income. These were partially offset by a $1.0 million increase in income tax expense. The $2.3 million decrease in noninterest expense can be almost entirely attributed to a $2.2 million charge by the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF") incurred during the quarter ended September 30, 1996.

Net income for the nine month period ended September 30, 1997 reflected an increase of $2.2 million, or 59.45% from the net income reported for the same period in 1996. The increase can be attributed to a $2.5 million decrease in noninterest expense, primarily attributable to the $2.2 million charge by the FDIC to recapitalize the Savings Association Insurance Fund ("SAIF") recorded in the quarter ending September 30, 1996. The company also recognized a $700,000 increase in net interest income and a $388,000 increase in noninterest income. These were partially offset by a $1.4 million increase in income tax expense.

Net Interest Income

Net interest income increased by $139,000, or 2.75%, in the three months ended September 30, 1997 to $5.2 million compared to $5.0 million in the same period in 1996. Net interest income increased by $700,000 for the nine month period ended September 30, 1997 when compared to the nine month period ended September 30, 1996 from $14.8 million to $15.5 million. The Company's interest rate spread and net interest margin were 3.30% and 3.83%, and 3.34% and 3.86%, respectively, during the three and nine month periods ended September 30, 1997. This compares to an interest rate spread and net interest margin of 3.37% and 3.98%, and 3.28% and 3.94%, respectively, for the three and nine month periods ended September 30, 1996.

Provision for Credit Losses

Based on managements' evaluation of the loan portfolio, the Company recorded a provision for credit losses of $60,000 for the nine month period ending September 30, 1996. No provision for credit loss was recorded for the three or nine month period ended September 30, 1997 or for the three month period ended September 30, 1996. The allowance for credit losses at September 30, 1997 totaled $3.2 million or .97% of gross loans receivable.

NonInterest Income

Noninterest income increased $278,000 for the three month period ended September 30, 1997 to $549,000 from $271,000 for the comparable period in 1996. The increase in noninterest income was primarily attributable to an increase of $169,000 in the gain on sale of investments category and an increase of $75,000 in other income. Noninterest income increased $388,000 for the nine month period ended September 30, 1997 to $1.3 million from $894,000 for the comparable 1996 period. For the nine month period ended September 30, 1997, the bank recorded an increase of $201,000 in the gain on sale of investments category and an increase of $151,000 in other income over the amounts recorded for the nine month periods ended September 30, 1996. For both the three and nine month periods ended September 30, 1997, the company recorded moderate increases in service charges and fees on loans.

Noninterest Expense

Noninterest expense decreased $2.3 million, or 47.92%, for the three month period ending September 30, 1997 compared to the three month period ended
September 30, 1996 from $4.8 million to $2.5 million. Noninterest expense decreased $2.5 million, or 25.00%, for the nine month period ended September 30, 1997 as compared to the nine month period ended September 30, 1996 from $10.0 million to $7.5 million. Both the three and nine month periods ended September 30, 1996 reflect the special assessment of $2.2 million for Federal Insurance of Accounts to recapitalize the Savings Association Insurance Fund ("SAIF"). The recapitalization also resulted in lower ongoing premiums for 1997 when compared to prior periods. The expense recognized for federal insurance of accounts totalled $61,000 and $182,000 for the three and nine month periods ended September 30, 1997 as compared to ongoing premium expense of $206,000 and $613,000 for the three and nine month periods ended September 30, 1996.

For the three month period ending September 30, 1997, compensation and other personnel costs increased $97,000, or 6.52%, and for the nine month period ending September 30, 1997 compensation and other personnel costs increased $246,000, or 5.54%, over the comparable prior periods. For the three and nine month period ending September 30, 1997, office occupancy and equipment expense increased $24,000 or 9.88% and $67,000 or 9.20%, respectively, over the comparable prior periods.

Income Tax Expense

The company recognized income tax expense of $1.2 million for the three months ended September 30, 1997 compared to $206,000 for the comparable period in 1996. For the nine months ended September 30, 1997 and 1996, the Company recognized income tax expense of $3.4 million and $2.0 million, respectively. Such increases in income tax expenses during the three and nine month periods ended September 30, 1997 reflect the increase in income during the 1997 periods as compared to the 1996 periods.

Liquidity and Capital Resources
-------------------------------

The Bank's liquidity is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits to fund cash requirements experienced in the normal course of business. The Bank has been able to generate sufficient cash through its deposits as well as borrowings (consisting primarily of advances from the FHLB of Atlanta and reverse repurchase agreements with other banks). At September 30, 1997, the Bank had $69.0 million of outstanding advances from the FHLB of Atlanta and $5.0 million of reverse repurchase agreements with other banks.

Liquidity management is both a daily and long-term function of business management. Excess cash is generally invested in overnight deposits. On a longer-term basis, the Bank maintains a strategy of purchasing investment securities and mortgage-backed securities. The Bank attempts to ladder the maturities of its investment portfolio to provide an ongoing source of liquidity. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and investment securities. At September 30, 1997, the total approved loan commitments outstanding amounted to $5.6 million. At the same date, commitments under unused lines of credit and undisbursed loans in process amounted to $24.3 million. The Company had also committed to purchase $1.5 million investment securities. Certificates of deposit scheduled to mature in one year or less at September 30, 1997 totaled $173.4 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank had an average liquidity ratio of 12.83% during the quarter ended September 30, 1997, which exceeded the required minimum liquid asset ratio of 5.0%.

At September 30, 1997, the Bank had regulatory capital which was well in excess of applicable limits. At September 30, 1997, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets, and risk-based capital of 8.0% of adjusted risk-weighted assets. At September 30, 1997, the Bank's tangible capital was $58.5 million, or 10.35% of adjusted total assets, core capital was $58.5 million, or 10.35% of adjusted total assets and risk-based capital was $61.7 million, or 20.94% of adjusted risk-weighted assets, exceeding the requirements by $50.0 million, $41.5 million, and $38.1 million, respectively.

Average Balance Sheet

The following table sets forth certain information relating to the Savings Bank's statements of financial condition and the statements of income for the three and nine month periods ended September 30, 1997 and 1996 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets and liabilities, respectively, for the periods shown. Average balances are derived from month end balances. Management does not believe that the use of month end balances instead of average daily balances has caused any material difference in the information presented. The average balances of loans receivable include loans on which the Savings Bank has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields. Market value adjustments recorded in compliance with SFAS 115 are not considered when computing the yields and average balances of securities.

                                                                     For the Three Months ended September 30,
                                                                1997                                      1996
                                               -------------------------------------    -------------------------------------
                                                Average                     Average       Average                    Average
                                                Balance       Interest    Yield/Cost      Balance      Interest    Yield/Cost
                                                -------       --------    ----------      -------      --------    ----------
Assets:                                                                     (Dollars in Thousands)
Interest-earning assets:
  Mortgage loans, net....................       $288,133       $6,326          8.78%     $280,934       $6,261          8.91%
  Consumer and other loans, net..........         39,302          956          9.73        27,765          674          9.71
  Mortgage-backed and related securities(1)      129,957        2,302          7.09       123,011        2,172          7.06
  Overnight and short term deposits......          7,678          107          5.57         3,885           76          7.82
  Investment securities(1)(2)............         76,975        1,359          7.06        71,473        1,224          6.85
                                                --------     --------                    --------     --------
      Total interest-earning assets......        542,045       11,050          8.15       507,068       10,407          8.21
                                                             --------                                 --------
Noninterest-earning assets...............         20,142                                   20,382
                                                --------                                 --------
      Total assets.......................       $562,187                                 $527,450
                                                ========                                 ========

Liabilities and Equity Capital:
 Interest-bearing liabilities:
  Deposits:
   Transaction accounts..................       $ 86,868          585          2.69      $ 83,154          573          2.76
   Savings and certificates..............        325,019        4,292          5.28       304,829        4,012          5.26
                                                --------     --------                    --------     --------
      Total deposits.....................        411,887        4,877          4.74       387,983        4,585          4.73
  FHLB advances and other borrowings.....         71,750          988          5.51        55,344          776          5.61
                                                --------     --------                    --------     --------
      Total interest-bearing liabilities.        483,637        5,865          4.85       443,327        5,361          4.84
                                                             --------                                 --------
Other liabilities........................          4,179                                    4,034
                                                --------                                 --------
      Total liabilities..................        487,816                                  447,361
                                                --------                                 --------
Equity capital...........................         74,371                                   80,089
                                                --------                                 --------
      Total liabilities and equity capital      $562,187                                 $527,450
                                                ========                                 ========
Net interest income/interest rate spread(3)                   $ 5,185         3.30%                    $ 5,046         3.37%
                                                              =======                                  =======
Net earning assets/net interest margin(4)        $58,408                      3.83%       $63,741                      3.98%
                                                 =======                                  =======
Ratio of interest-earning assets to interest-
bearing liabilities......................        112.08%                                  114.38%
                                                 ======                                   ======



                                                                      For the Nine Months ended September 30,
                                                                    1997                                    1996
                                                   --------------------------------------   --------------------------------------
                                                     Average                   Average        Average                    Average
                                                     Balance      Interest    Yield/Cost      Balance     Interest     Yield /Cost
                                                     -------      --------    ----------      -------     --------     -----------
Assets:                                                                          (Dollars in Thousands)
Interest-earning assets:
  Mortgage loans, net....................           $289,026      $18,958          8.75%     $277,309     $18,471            8.88%
  Consumer and other loans, net..........             36,690        2,648          9.62        24,295       1,746            9.58
  Mortgage-backed and related securities(1)          130,743        7,003          7.14       122,720       6,428            6.98
  Overnight and short term deposits......              5,649          229          5.41         3,600         186            6.89
  Investment securities(1)(2)............             71,156        3,771          7.07        71,414       3,717            6.94
                                                    --------       ------                    --------       -----
      Total interest-earning assets......            533,264       32,609          8.15       499,338      30,548            8.16
                                                                   ------                                  ------
Noninterest-earning assets...............             19,660                                   19,091
                                                    --------                                 --------
      Total assets.......................           $552,924                                 $518,429
                                                    ========                                 ========


Liabilities and Equity Capital:
 Interest-bearing liabilities:
  Deposits:
   Transaction accounts..................           $ 85,351        1,709          2.67      $ 82,271       1,747            2.83
   Savings and certificates..............            320,572       12,488          5.19       300,783      12,011            5.32
                                                    --------       ------                    --------       -----
      Total deposits.....................            405,923       14,197          4.66       383,054      13,758            4.79
  FHLB advances and other borrowings.....             69,592        2,956          5.66        48,206       2,017            5.58
                                                    --------       ------                    --------       -----
      Total interest-bearing liabilities.            475,515       17,153          4.81       431,260      15,775            4.88
                                                                   ------                                  ------
Other liabilities........................              3,863                                    3,680
                                                    --------                                 --------
      Total liabilities..................            479,378                                  434,940
                                                    --------                                 --------
Equity capital...........................             73,546                                   83,489
                                                    --------                                 --------
      Total liabilities and equity capital          $552,924                                 $518,429
                                                    ========                                 ========
Net interest income/interest rate spread(3)                       $15,456         3.34%                   $14,773           3.28%
                                                                  =======                                 =======
Net earning assets/net interest margin(4)            $57,749                      3.86%       $68,078                       3.94%
                                                    ========                                 ========
Ratio of interest-earning assets to interest-
bearing liabilities......................            112.14%                                  115.79%
                                                     ======                                   ======

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

                                     FFVA FINANCIAL CORPORATION




Dated:    November 3, 1997           /s/ James L. Davidson, Jr.
          ----------------           --------------------------
                                         James L. Davidson, Jr.
                                         President and Chief Executive Officer




Dated:    November 3, 1997           /s/ Ronald W. Neblett,CPA
          ----------------           -------------------------
                                         Ronald W. Neblett, CPA
                                         Senior Vice-President, Treasurer, and
                                         Chief Financial Officer